Form 10-Q
period 1996-06-30
AMERILINK CORP
filed 1996-08-12
CIK 924774

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                                    -------------

                                         OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER      0-24334
                                                -----------------

                                AMERILINK CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               OHIO                                   31-1409345
    ---------------------------------     ------------------------------------
     (STATE OF OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


                 1900 E. DUBLIN-GRANVILLE ROAD, COLUMBUS, OHIO 43229
                -----------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)



                                    (614) 895-1313
            --------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES    X   .   NO         .
                       -------       --------

3,478,580 SHARES OF COMMON STOCK WERE OUTSTANDING AS OF AUGUST 8, 1996

                                AMERILINK CORPORATION
                 QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 1996


                        INDEX                                          PAGE NO.


PART I: FINANCIAL INFORMATION


    Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 1996
         and June 30, 1996                                                 3
         (Unaudited)

         Consolidated Statements of Operations (Unaudited) for the
         thirteen weeks ended July 2, 1995 and June 30, 1996               4

         Consolidated Statement of Changes in Shareholders' Equity
         (Unaudited) for the thirteen weeks ended June 30, 1996            5

         Consolidated Statements of Cash Flows (Unaudited) for the
         thirteen weeks ended July 2, 1995 and June 30, 1996               6

         Notes to Consolidated Financial Statements                        7

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8 - 10


PART II: OTHER INFORMATION

         Items 1-6                                                        11
         Signatures                                                       12

                                AMERILINK CORPORATION
                             CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                 March 31, 1996  June 30, 1996
- --------------------------------------------------------------------------------
                                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                        $     78,680  $     139,390
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $95,000 and $100,000         8,899,443      8,153,659
  Work-in-process                                     2,902,617      4,350,169
  Materials and supply inventories                    1,710,084      2,058,154
  Other receivables                                     221,659        179,081
  Deferred tax benefit                                  127,286        127,286
  Other                                                 510,263        372,350
                                                    -----------    -----------
    Total current assets                             14,450,032     15,380,089

Property and equipment - net                          6,032,551      6,027,078

Deposits and other assets                                71,217        116,969
                                                    -----------    -----------
Total assets                                       $ 20,553,800   $ 21,524,136
                                                    -----------    -----------
                                                    -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                            $  1,802,121   $  2,239,771
  Liability to subcontractors                         1,083,186      1,235,959
  Accrued compensation and related expenses           1,078,935      1,092,001
  Accrued insurance                                     536,872        279,326
  Other                                                 160,952        167,768
  Current maturities of long-term debt                  720,000        609,190
                                                    -----------    -----------
    Total current liabilities                         5,382,066      5,624,015

Long-term debt, less current maturities               5,843,227      6,350,000
Deferred income taxes                                   117,839        117,839
                                                    -----------    -----------
    Total liabilities                                11,343,132     12,091,854

Shareholders' equity:
 Preferred stock, without par; 1,000,000 shares
  authorized; none issued or outstanding                   ----           ----
 Common stock, without par; 10,000,000 shares
  authorized; 3,478,580 shares issued
  and outstanding                                     8,061,395      8,061,395
 Retained earnings                                    1,149,273      1,370,887
                                                    -----------    -----------
    Total shareholders' equity                        9,210,668      9,432,282
                                                    -----------    -----------
Total liabilities and shareholders' equity         $ 20,553,800   $ 21,524,136
                                                    -----------    -----------
                                                    -----------    -----------

- --------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

- --------------------------------------------------------------------------------
                                                     Thirteen Weeks Ended
                                               July 2, 1995     June 30, 1996
- --------------------------------------------------------------------------------


Revenues                                       $ 11,043,877      $ 13,521,020
Cost of sales                                     7,859,200         9,021,244
                                                -----------       -----------
Gross profit                                      3,184,677         4,499,776
Selling, general and administrative expenses      3,430,620         4,004,152
                                                -----------       -----------
Income (loss) from operations                      (245,943)          495,624
Interest expense                                    (99,842)         (127,632)
Other income                                          1,496               622
                                                -----------       -----------
Income (loss) before income taxes                  (344,289)          368,614
Income tax provision (benefit)                     (138,000)          147,000
                                                -----------       -----------
Net income (loss)                              $   (206,289)     $    221,614
                                                -----------       -----------
                                                -----------       -----------
Net income (loss) per common share             $      (0.06)     $      0.06
                                                -----------       -----------
                                                -----------       -----------
Weighted average common shares
  outstanding                                     3,622,659         3,639,952
- --------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE THIRTEEN WEEKS ENDED JUNE 30, 1996
                                     (UNAUDITED)


- ----------------------------------------------------------------------------------------------------------------
                                          Number            Common              Retained
                                        of Shares            Stock              Earnings             Total
- ----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996               3,478,580         $ 8,061,395         $ 1,149,273         $ 9,210,668
Net income                                 ------              ------             221,614             221,614
                                       ----------          ----------           ---------           ---------
Balance at June 30, 1996                3,478,580         $ 8,061,395         $ 1,370,887         $ 9,432,282
                                       ----------          ----------           ---------           ---------
                                       ----------          ----------           ---------           ---------

- ----------------------------------------------------------------------------------------------------------------


See notes to financial statements

                                AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

- --------------------------------------------------------------------------------
                                                     Thirteen Weeks Ended
                                                  July 2, 1995  June 30, 1996
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                  $  (206,289)   $   221,614
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                       439,230        534,322
   Net gain on disposal of fixed assets                   (175)        (4,745)
   Changes in operating assets and liabilities:
       Accounts receivable and work-in-process        (222,661)      (701,768)
       Materials and supply inventories               (235,982)      (348,070)
       Other receivables                               (14,916)        42,578
       Other current assets                           (293,962)       137,913
       Trade accounts payable                          494,531        437,650
       Liability to subcontractors                      34,855        152,773
       Accrued compensation and related expenses       (72,115)        13,066
       Accrued insurance                              (162,826)      (257,546)
       Other current liabilities                         1,618          6,816
                                                    ----------     ----------
Net cash provided by (used) in operating activities   (238,692)       234,603

INVESTING ACTIVITIES
  Purchase of property and equipment                (1,158,831)      (609,169)
  Proceeds from sale of property and equipment           6,787         85,065
  Deposits and other assets                            215,230        (45,752)
                                                    ----------     ----------
Net cash used in investing activities                 (936,814)      (569,856)

FINANCING ACTIVITIES
  Principal payments on long-term debt              (3,205,000)    (4,430,000)
  Proceeds from borrowings on long-term debt         4,425,000      4,825,963
                                                    ----------     ----------
Net cash provided by financing activities            1,220,000        395,963
                                                    ----------     ----------
  Increase in cash and cash equivalents                 44,494         60,710
Cash and cash equivalents at beginning of period        71,944         78,680
                                                    ----------     ----------
Cash and cash equivalents at end of period         $   116,438    $   139,390
                                                    ----------     ----------
                                                    ----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                    $   100,653    $   129,633
  Income taxes paid                                $    57,703    $    41,605

- --------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

         AmeriLink Corporation (the "Company") is a nationwide provider of cabling systems for the transmission of video, voice and data. The Company provides these services on a national basis predominantly to cable television multiple system operators. The Company also offers its services to other providers of telecommunications services, including: traditional telephone service providers, including local exchange carriers ("LEC") and long distance carriers; competitive access providers ("CAPS"); Direct Broadcast Satellite ("DBS") providers; and users of Local Area Network ("LAN") systems. The Company's cabling services include the designing, constructing, installing and maintaining of fiber optic, copper and coaxial cabling systems. The Company provides these services predominately through the use of independent contractors via its national network of regional and satellite field offices.

         These financial statements include the accounts of both AmeriLink Corporation (the holding company) and its wholly owned subsidiary AmeriLink Corp. (the operating company). Prior to consummation of the Company's initial public offering in August, 1994, the business of the Company was conducted solely under AmeriLink Corp. In conjunction with the public offering, the shareholders of AmeriLink Corp. received 13,500 shares of AmeriLink Corporation stock for each share of AmeriLink Corp. stock held. As a result of the recapitalization, AmeriLink Corporation is the sole shareholder of AmeriLink Corp.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the March 31, 1996 audited financial statements of AmeriLink Corporation contained in its Annual Report to Shareholders.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim
periods.   The results of operations for the thirteen weeks ended June 30,
1996 are not necessarily indicative of the results to be expected for the full year.

2.  NET INCOME (LOSS) PER SHARE

         Net Income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares outstanding for the period presented, including, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. The shares have been restated to give effect to the recapitalization discussed in Note 1.

3.  NOTES PAYABLE AND LONG-TERM DEBT

         Under its existing credit agreement with its commercial bank, the Company has a $10,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1997 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $6,350,000 at June 30, 1996.

         The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the rate of prime. The balance of the unsecured term note at June 30, 1996 was $609,190.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISONS OF THIRTEEN WEEKS ENDED JULY 2, 1995 AND JUNE 30, 1996


   REVENUES

         Total revenues for the first quarter of fiscal 1997 were $13,521,020 compared to $11,043,877 for the first quarter of fiscal 1996, an increase of approximately $2.5 million or 22%.

         Approximately $1.9 million and $0.4 million of the total $2.5 million increase in revenues is the result of growth in both local area network cabling and direct broadcast satellite services, respectively. This growth is due to increased marketing efforts for such services. Total residential and commercial premises wiring revenues (non-construction cabling services) for the first quarter of fiscal 1997 were approximately $10.2 million, an increase of 33% compared to the first quarter of fiscal 1996.

         The Company's revenues during the first quarter of fiscal 1996 were lower than anticipated. The Company believes that capital spending by its cable television customers during the first quarter of 1996 was slow due to a number of factors, among them: (1) uncertainty regarding the pending federal telecommunications legislation (2) the personal communications services ("PCS") auctions which resulted in additional large capital commitments by cable MSOs and a reprioritization of capital budgets, and (3) continued consolidation within the cable industry, which focused cable operators on administrative and operational details associated with their acquisitions.


   GROSS PROFIT

         Gross profit was $4,499,776, or 33.3% of revenues, for the first quarter of fiscal 1997, as compared to $3,184,677, or 28.8% of revenues, for the first quarter of fiscal 1996.

         The increase in gross profit as a percentage of revenue is mainly due to operating losses, due primarily to high production costs and vehicle and equipment costs, incurred on a large construction project during the first quarter of fiscal 1996. The Company's cost structure anticipated more work orders and higher project revenues from this contract than were actually realized.


   SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were $4,004,152, or 29.6% of revenues for the first quarter of fiscal 1997, as compared to $3,430,620, or 31.1% of revenues, for the first quarter of fiscal 1996.

         The dollar increase in selling, general and administrative expenses is primarily due to additional employee wages needed to support increased revenues. However, selling, general and administrative expenses decreased as a percentage of revenues in the current quarter over the same period a year ago. This can be attributed to lower than anticipated revenues during the first quarter of fiscal 1996 as a result of decreased spending by the Company's cable television customers. This reduction in revenues along with a cost structure expecting higher revenues increased selling, general and administrative expenses as a percentage of revenues during the first quarter of fiscal 1996.

   INTEREST EXPENSE

         Interest expense was $127,632, or 0.9% of revenues for the first quarter of fiscal 1997, as compared to $99,842 or 0.9% of revenues for the first quarter of fiscal 1996.

         The dollar increase in interest expense is primarily due to increased borrowings to finance accounts receivable and work-in-process.


   LIQUIDITY AND CAPITAL RESOURCES

         GENERAL.   Historically, the Company's principal sources of liquidity have come from operating cash flow and credit arrangements. The Company's primary requirements for working capital are to finance accounts receivable, work-in-process and capital expenditures. Pursuant to a typical construction or LAN cabling contract, work performed by the Company is generally not billed to a customer until various stages in a project are complete or until the entire project is complete. Because the Company pays its suppliers and subcontractors on a current basis, to the extent that trade payables exceed customer accounts paid at any given time, the Company draws on its revolving credit note to finance its work-in-process until project work is billed to and paid by the customer.

         Combined accounts receivable and work-in-process at June 30, 1996 totaled $12,503,828, as compared to $10,854,937 at July 2, 1995, an increase of $1,648,891 or 15%. This increase is attributed to a general increase in revenues and level of operations. Although there is no assurance that the Company will be able to collect all or any part of these unsecured receivable, the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

         Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements.

         Management believes that current and possible additional credit from its commercial bank, cash flow from operations, and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.


         CURRENT CREDIT ARRANGEMENTS.   Under its existing credit agreement
with its commercial bank, the Company has a $10,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1997 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $6,350,000 at June 30, 1996.

    The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the rate of prime. The balance of the unsecured term note at June 30, 1996 was $609,190.


         CASH FLOW FROM OPERATING ACTIVITIES.   For the first quarter of fiscal
1997, net cash provided by operating activities totaled $234,603. This is principally the result of net income combined with the noncash expense of depreciation and amortization exceeding the net increases in accounts receivable and work-in-process that were not offset by corresponding increases in accounts payable and liabilities to subcontractors. The increase in accounts receivable and work-in-process resulted from increases in the Company's level of operations. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

         CASH FLOW FROM INVESTING ACTIVITIES.   For the first quarter of fiscal
1997, net cash used in investing activities totaled $569,856. This was due to the purchase of property and equipment that totaled $609,169 for the quarter. The level of capital expenditures is dependent largely upon the level of construction services that the Company performs. The Company uses heavy machinery, specialized trucks, and other construction equipment to perform its construction services. The Company replaces existing equipment as necessary, and replaces rented equipment with purchased equipment if economically feasible.


   SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

         The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, CAPs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, the Company's operations historically have been influenced by the budget cycles of the Company's customers and by the impact of weather conditions. Most of the Company's customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the Company's fourth fiscal quarter. Weather can affect the amount of construction cabling services provided by the Company since they are performed outdoors. Weather can also impact the Company's non-construction cabling services due to the limited and lost production associated with poor driving conditions and generally difficult working environments. Additionally, the construction of new and the rebuilding of existing aerial and underground cable systems is dependent on the cable television and the telephone industries' demands, which may fluctuate on a seasonal basis.


INFLATION

    Historically, inflation has not been a significant factor to the Company as labor is the primary cost of operations and its contracts are typically short-term in nature. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to insure that selling prices reflect increases in costs due to inflation.


ENVIRONMENTAL MATTERS


         The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. These important factors include, among others, the risk of changing market conditions and customer purchase authorizations, competitive and regulatory risks associated with the telecommunications industry, and other risks described in the Company's Securities and Exchange Commission filings.

                                AMERILINK CORPORATION
                             PART II - OTHER INFORMATION





Item 1.            LEGAL PROCEEDINGS.  NOT APPLICABLE


Item 2.            CHANGE IN SECURITIES.   NOT APPLICABLE


Item 3.            DEFAULTS UPON SENIOR SECURITIES.   NOT APPLICABLE


Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                   NOT APPLICABLE


Item 5.            OTHER INFORMATION.   NOT APPLICABLE


Item 6.            EXHIBITS AND REPORTS ON FORM 8-K.

                   (a) Exhibit 27 (Financial Data Schedule) filed herewith as part of this report on Form 10-Q

                   (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                      SIGNATURES





         Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                AMERILINK CORPORATION
                                     (REGISTRANT)



August 12, 1996                   By:    /s/ Larry R. Linhart
- --------------------                     --------------------------------------
       (Date)                            Larry R. Linhart
                                         Chief Executive Officer
                                         President



August 12, 1996                   By:    /s/ James W. Brittan
- --------------------                     --------------------------------------
       (Date)                            James W. Brittan
                                         Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)