Form 10-Q
period 1996-09-29
AMERILINK CORP
filed 1996-11-12
CIK 924774

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996
                                                 ------------------
                                         OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM ____________TO ______________

                   COMMISSION FILE NUMBER           0-24334
                                      -------------------------


                                AMERILINK CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                OHIO                                 31-1409345
    -----------------------------      ------------------------------------
   (STATE OF OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                 1900 E. DUBLIN-GRANVILLE ROAD, COLUMBUS, OHIO 43229
              ---------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)



                                    (614) 895-1313
            -------------------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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


3,478,580 SHARES OF COMMON STOCK WERE OUTSTANDING AS OF NOVEMBER 8, 1996

                                AMERILINK CORPORATION
              QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 29, 1996


                                  Index                              Page No.
                                  -----                              --------


PART I: FINANCIAL INFORMATION


    Item 1 - Financial Statements

         Consolidated Balance Sheets as of March 31, 1996 and
         September 29, 1996 (Unaudited)                                   3

         Consolidated Statements of Income (Unaudited) for the
         twenty-six weeks ended October 1, 1995 and
         September 29, 1996                                               4

         Consolidated Statements of Income (Unaudited) for the
         thirteen weeks ended October 1, 1995 and
         September 29, 1996                                               5

         Consolidated Statement of Changes in Shareholders'
         Equity (Unaudited) for the twenty-six weeks ended
         September 29, 1996                                               6

         Consolidated Statements of Cash Flows (Unaudited ) for the twenty-six weeks ended October 1, 1995 and
         September 29, 1996                                               7

         Notes to Consolidated Financial Statements                       8

    Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9 - 12


PART II: OTHER INFORMATION

         Items 1-6                                                        13
         Signatures                                                       14

                                AMERILINK CORPORATION
                             CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

                                                             March 31, 1996    September 29, 1996
--------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents                                 $      78,680       $     111,870
   Accounts receivable-trade, net of allowance for doubtful
       accounts of $95,000 and $208,000                          8,899,443           9,688,472
   Work-in-process                                               2,902,617           5,855,465
   Materials and supply inventories                              1,710,084           1,887,981
   Other receivables                                               221,659             455,611
   Deferred tax benefit                                            127,286             127,286
   Other                                                           510,263             342,899
                                                                ----------          ----------
      Total current assets                                      14,450,032          18,469,584

Property and equipment - net                                     6,032,551           5,858,325

Deposits and other assets                                           71,217             172,352
                                                                ----------          ----------
Total assets                                                 $  20,553,800       $  24,500,261
                                                                ----------          ----------
                                                                ----------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                    $   1,802,121        $  2,363,701
   Liability to subcontractors                                   1,083,186           1,329,562
   Accrued compensation and related expenses                     1,078,935           1,092,891
   Accrued insurance                                               536,872             384,653
   Other                                                           160,952             166,872
   Current maturities of long-term debt                            720,000             429,190
                                                                ----------          ----------
      Total current liabilities                                  5,382,066           5,766,869

Long-term debt, less current maturities                          5,843,227           8,875,000
Deferred income taxes                                              117,839             117,839
                                                                ----------          ----------
      Total liabilities                                         11,343,132          14,759,708

Shareholders' equity:
   Preferred stock, without par; 1,000,000 shares authorized;
     none issued or outstanding                                       ----                ----
   Common stock, without par; 10,000,000 shares authorized;
     3,478,580 shares issued and outstanding                     8,061,395           8,061,395
   Retained earnings                                             1,149,273           1,679,158
                                                                ----------          ----------
      Total shareholders' equity                                 9,210,668           9,740,553
                                                                ----------          ----------
Total liabilities and shareholders' equity                   $  20,553,800       $  24,500,261
                                                                ----------          ----------
                                                                ----------          ----------

--------------------------------------------------------------------------------------------------





See notes to financial statements.

                                AMERILINK CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                 Twenty-six Weeks Ended
                                             October 1, 1995 September 29, 1996
--------------------------------------------------------------------------------



Revenues                                        $27,458,385        $29,183,984
Cost of sales                                    19,318,213         19,503,376
                                                  ---------          ---------
Gross profit                                      8,140,172          9,680,608
Selling, general and administrative expenses      7,373,412          8,522,845
                                                  ---------          ---------
Income from operations                              766,760          1,157,763
Interest expense                                   (223,253)          (278,706)
Other income                                          2,667              3,828
                                                  ---------          ---------
Income before income taxes                          546,174            882,885
Provision for income taxes                          218,000            353,000
                                                  ---------          ---------
Net income                                       $  328,174         $  529,885
                                                  ---------          ---------
                                                  ---------          ---------


Net income per common share                      $     0.09         $     0.15
                                                  ---------          ---------
                                                  ---------          ---------
Weighted average common shares outstanding        3,631,640          3,615,755

--------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                    Thirteen Weeks Ended
                                            October 1, 1995  September 29, 1996
--------------------------------------------------------------------------------


Revenues                                      $  16,414,508      $  15,662,964
Cost of sales                                    11,459,013         10,482,132
                                                  ---------          ---------
Gross profit                                      4,955,495          5,180,832
Selling, general and administrative expenses      3,942,792          4,518,693
                                                  ---------          ---------
Income from operations                            1,012,703            662,139
Interest expense                                   (123,411)          (151,074)
Other income                                          1,171              3,206
                                                  ---------          ---------
Income before income taxes                          890,463            514,271
Provision for income taxes                          356,000            206,000
                                                  ---------          ---------
Net income                                       $  534,463         $  308,271
                                                  ---------          ---------
                                                  ---------          ---------

Net income per common share                      $     0.15         $     0.09
                                                  ---------          ---------
                                                  ---------          ---------
Weighted average common shares outstanding        3,640,620          3,591,558

--------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1996
                                     (UNAUDITED)



----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                        Number             Common      Retained
                                       of Shares           Stock       Earnings          Total
----------------------------------------------------------------------------------------------------

Balance at March 31, 1996              3,478,580      $  8,061,395   $  1,149,273   $  9,210,668

Net income                                  ----              ----        529,885        529,885
                                       ---------         ---------      ---------      ---------
Balance at September 29, 1996          3,478,580      $  8,061,395   $  1,679,158   $  9,740,553
                                       ---------         ---------      ---------      ---------
                                       ---------         ---------      ---------      ---------

----------------------------------------------------------------------------------------------------



See notes to financial statements

                                AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                                                      Twenty-six Weeks Ended
                                                                 October 1, 1995    September 29, 1996
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                           $  328,174          $  529,885
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                       922,615           1,055,297
    Net gain on disposal of fixed assets                                   (834)            (36,355)
    Changes in operating assets and liabilities:
       Accounts receivable and work-in-process                       (4,330,963)         (3,741,877)
       Materials and supply inventories                                (483,829)           (177,897)
       Other receivables                                                (21,646)           (233,952)
       Other current assets                                            (143,351)            167,364
       Trade accounts payable                                         1,997,035             561,580
       Liability to subcontractors                                      358,480             246,376
       Accrued compensation and related expenses                         65,787              13,956
       Accrued insurance                                               (296,258)           (152,219)
       Other current liabilities                                          4,067               5,920
                                                                     ----------           ---------
Net cash used in operating activities                                (1,600,723)         (1,761,922)

INVESTING ACTIVITIES
   Purchase of property and equipment                                (2,109,162)         (1,315,765)
   Proceeds from sale of property and equipment                          18,469             471,049
   Deposits and other assets                                            208,583            (101,135)
                                                                     ----------           ---------
Net cash used in investing activities                                (1,882,110)          ( 945,851)

FINANCING ACTIVITIES
   Principal payments on long-term debt                              (5,810,000)         (8,310,000)
   Proceeds from borrowings on long-term debt                         9,300,000          11,050,963
                                                                     ----------           ---------
Net cash provided by financing activities                             3,490,000           2,740,963
                                                                     ----------           ---------
   Increase in cash and cash equivalents                                  7,167              33,190
Cash and cash equivalents at beginning of period                         71,944              78,680
                                                                     ----------           ---------
Cash and cash equivalents at end of period                          $    79,111          $  111,870
                                                                     ----------           ---------
                                                                     ----------           ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                     $  225,044          $  284,130
   Income taxes paid                                                 $  174,495          $   86,465

-----------------------------------------------------------------------------------------------------------




See notes to financial statements.

                                AMERILINK CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

    AmeriLink Corporation (the "Company") is a nationwide provider of cabling systems for the transmission of video, voice and data. The Company provides these services on a national basis predominantly to cable television multiple system operators. The Company also offers its services to other providers of telecommunications services, including: traditional telephone service providers ("TELCOs"), including local exchange carriers ("LEC") and long distance carriers; competitive access providers ("CAPS"); Direct Broadcast Satellite ("DBS") providers; and users of Local Area Network ("LAN") systems. The Company's cabling services include the designing, constructing, installing and maintaining of fiber optic, copper and coaxial cabling systems. The Company provides these services predominately through the use of independent contractors via its national network of regional and satellite field offices.

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

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim
periods.   The results of operations for the Twenty-six  weeks ended September
29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  NET INCOME PER SHARE

    Net Income per share is calculated by dividing net income by the weighted average shares outstanding for the period presented, including, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options.

3.  NOTES PAYABLE AND LONG-TERM DEBT

    On September 27, 1996, the Company amended its credit agreement with its commercial bank. Under the agreement, the Company has a $12,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1998 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $8,875,000 at September 29, 1996.

    The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the rate of prime. The balance of the unsecured term note at September 29, 1996 was $429,190.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISONS OF TWENTY-SIX WEEKS ENDED OCTOBER 1, 1995 AND SEPTEMBER 29, 1996


    REVENUES

    Total revenues for the first six months of fiscal 1997 were $29,183,984 compared to $27,458,385 for the first six months of fiscal 1996, an increase of 6.3%.

    The Company implemented a strategy in early fiscal 1997 of obtaining and performing more residential and commercial premises wiring projects. The Company believes that the current competitive environment associated with larger outside plant construction projects, along with uncertainty regarding customer work commitments on these construction projects, make them less desirable in the near term than premises wiring projects. Consistent with this strategy, outside plant construction revenues decreased approximately $4.8 million, or 46%, to approximately $5.5 million for the first six months of fiscal 1997 from approximately $10.3 million recorded in the first six months of fiscal 1996.

    Total residential and commercial premises wiring revenues (non-construction cabling services) for the first six months of fiscal 1997 were approximately $23.7 million compared to approximately $17.2 million for the prior fiscal year, an increase of 38%. The increase in premises wiring revenues is due primarily to growth in the Company's local area network cabling services. Local area network revenues for the first six months of fiscal 1997 were approximately $7.8 million, versus approximately $3.6 million for the comparable period in fiscal 1996. Revenues from the Company's direct broadcast satellite services have also increased, to approximately $3.7 million for the first six months of fiscal 1997 from approximately $2.2 million for the first six months of fiscal 1996. The growth in these services is due primarily to increased marketing efforts.


GROSS PROFIT

    Gross profit was $9,680,608, or 33.2% of revenues, for the first six months of fiscal 1997, as compared to $8,140,172, or 29.6% of revenues, for the first six months of fiscal 1996.

    The increase in gross margin for the first six months of fiscal 1997 can primarily be attributed to a decrease in vehicle and equipment costs as a result of a reduction of outside plant construction projects. These projects require the use of heavy machinery, specialized trucks, tool systems, and other related construction equipment. The Company has also experienced lower business insurance related expenses for the first six months of fiscal 1997 versus the first six months of fiscal 1996. The Company's overall operating results for the first six months of fiscal 1997 were negatively impacted by operating losses of approximately ($370,000) as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there. This closing process was substantially complete as of September 29, 1996.


SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $8,522,845, or 29.2% of revenues for the first six months of fiscal 1997, as compared to $7,373,412, or 26.9% of revenues for the first six months of fiscal 1996.

    The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenue levels and projected longer term revenue levels. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


increase in selling, general, and administrative expenses is primarily due to increased employee wages and associated costs incurred to support both actual and anticipated increased revenues. Payroll expenses for fiscal 1997 also reflect increased amounts for sales personnel engaged in marketing the Company's network cabling services.


  INTEREST EXPENSE

    Interest expense was $278,706, or 1.0% of revenues for the first six months of fiscal 1997, as compared to $223,253 or 0.8% of revenues for the first six months of fiscal 1996.

    The dollar increase in interest expense is primarily due to increased borrowings to finance accounts receivable and work-in-process.


RESULTS OF OPERATIONS

COMPARISONS OF THIRTEEN WEEKS ENDED OCTOBER 1, 1995 AND SEPTEMBER 30, 1996


  REVENUES

    Total revenues for the second quarter of fiscal 1997 were $15,662,964 compared to $16,414,508 for the second quarter of fiscal 1996, a decrease of 4.6%.

    Outside plant construction revenues for the second quarter of fiscal 1997 were approximately $2.3 million, a decrease of approximately $4.7 million or 68% from the corresponding quarter last year. This decrease is consistent with the Company's strategy of focusing on premises wiring projects and reducing marketing efforts on outside plant construction projects.

    Total residential and commercial premises wiring revenues (non-construction cabling services) for the second quarter were approximately $13.4 million, an increase of approximately $3.9 million or 42% from the comparable quarter of fiscal 1996. The increase in premises wiring revenues is due primarily to growth in the Company's local area network cabling services. Local area network revenues for the second quarter of fiscal 1997 were approximately $4.6 million, versus approximately $2.3 million for the comparable period in fiscal 1996. Revenues from the Company's direct broadcast satellite services also increased, to approximately $2.3 million in the second quarter of fiscal 1997 from approximately $1.1 million for the comparable quarter in fiscal 1996. The Company is also experiencing an increase in premises wiring revenues from telephone companies issuing work orders for residential cable television installation work. Revenues from Telco providers increased to approximately $800,000 for the fiscal 1997 second quarter from approximately $200,000 for the second quarter of fiscal 1996. The Company believes that work opportunities from traditional Telco providers should increase in the future as these companies increase their capital expenditures for video systems.


  GROSS PROFIT

    Gross profit was $5,180,832, or 33.1% of revenues for the second quarter of fiscal 1997, as compared to $4,955,495, or 30.2% of revenues for the second quarter of fiscal 1996.

    The increase in gross margin for the second quarter of fiscal 1997 can principally be attributed to a decrease in vehicle and equipment costs as a result of a reduction of outside plant construction projects. These projects require the use of heavy machinery, specialized trucks, tool systems and other related construction equipment. The Company has also experienced lower business insurance related expenses for the second quarter of fiscal 1997 versus the second quarter of fiscal 1996. The Company's overall operating results for the second quarter of fiscal 1997 were negatively impacted by operating losses of approximately ($200,000) as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there. This closing process was substantially complete as of September 29, 1996.


  SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $4,518,693, or 28.8% of revenues for the second quarter of fiscal 1997, as compared to $3,942,792, or 24% of revenues for the second quarter of fiscal 1996.

    The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenue levels and projected longer term revenue levels. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general and administrative expenses is primarily due to increased employee wages and associated costs incurred to support both actual and anticipated increased revenues. In addition, the Company also increased its allowance for doubtful accounts by $100,000 during the second quarter of fiscal 1997 as a result of a customer filing for protection under Chapter 11 of the Bankruptcy Code.


  INTEREST EXPENSE

    Interest expense was $151,074, or 1.0% of revenues for the second quarter of fiscal 1997, as compared to $123,411, or 0.8% of revenues for the second quarter of fiscal 1996.

    The dollar increase in interest expense is primarily due to increased borrowings needed to finance accounts receivable and work-in-process.


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

    Combined accounts receivable and work-in-process at September 29, 1996 totaled $15,543,937, as compared to $14,963,239 at October 1, 1995, an increase of $580,698 or 4%. This increase is attributed to a general increase in revenues and level of operations. Although there is no assurance that the Company will be able to collect all or any part of these unsecured receivables, the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

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

    CURRENT CREDIT ARRANGEMENTS.   Under a  credit agreement with its
commercial bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1998 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $8,875,000 at September 29, 1996.

    The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the bank's prime rate. The balance of the unsecured term note at September 29, 1996 was $429,190.

    CASH FLOW FROM OPERATING ACTIVITIES.   For the first six months of fiscal
1997, net cash used in operating activities totaled $1,761,922. This is principally the result of increases in accounts receivable and work-in-process that were not offset by corresponding increases in accounts payable and liabilities to subcontractors. The increase in accounts receivable and work-in-process resulted from increases in the Company's level of operations. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

    CASH FLOW FROM INVESTING ACTIVITIES.   For the first six months of fiscal
1997, net cash used in investing activities totaled $945,851. This was mainly due to the purchase of property and equipment that totaled $1,315,765 for the first six months of fiscal 1997. The level of capital expenditures is dependent largely upon the level of construction services that the Company performs. The Company uses heavy machinery, specialized trucks, and other construction equipment to perform its construction services. The Company replaces existing equipment as necessary, and replaces rented equipment with purchased equipment if economically feasible.


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


Item 1.       LEGAL PROCEEDINGS.  NOT APPLICABLE


Item 2.       CHANGE IN SECURITIES.   NOT APPLICABLE


Item 3.       DEFAULTS UPON SENIOR SECURITIES.   NOT APPLICABLE


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On August 20, 1996, the Company held its Annual Meeting of Shareholders. The only matter submitted to the vote of shareholders was the election of three directors, each to serve until the 1998 Annual Meeting of Shareholders. The following table provides the number of votes cast for and withheld as to the election of directors.

         Name of Nominee               For            Withheld
         ---------------               ---            --------

         E. Len Gibson                 3,381,091         9,512
         William H. Largent            3,373,091        17,512
         George Manser                 3,373,091        17,512


Item 5.       OTHER INFORMATION.   NOT APPLICABLE


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

          Exhibit No.                   Description
          -----------                   -----------
              4.2            Bank Loan Agreement Amendment dated
                             September 27, 1996 between Amerilink Corp.
                             and Bank One, Columbus, N.A.

              27 Financial Data Schedule filed herewith as part of this report on Form 10-Q.

                   (b) No reports on Form 8-K have been filed during the quarter ended September 29, 1996.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERILINK CORPORATION
                                            (Registrant)



Date:    November 11, 1996                  By: /s/ Larry R. Linhart
                                                -------------------------------
                                                 Larry R. Linhart
                                                 Chief Executive Officer
                                                 President




Date:    November 11, 1996                  By:/s/James W. Brittan
                                                -------------------------------
                                                 James W. Brittan
                                                 Vice President of Finance
                                                 (Principal Financial and
                                                 Accounting Officer)