Form 10-Q
period 1996-12-29
AMERILINK CORP
filed 1997-02-12
CIK 924774

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 29, 1996
                                              -----------------

                                          OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from              to
                                        ------------    -----------

                   Commission file number      0-24334
                                          --------------------

                                AMERILINK CORPORATION
                                ---------------------
                (Exact name of registrant as specified in its charter)


            Ohio                                      31-1409345
------------------------------              ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                 1900 E. Dublin-Granville Road, Columbus, Ohio  43229
                 ----------------------------------------------------
             (Address of principal executive offices, including zip code)



                                    (614) 895-1313
               -------------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X   .       No       .
                       ------           ------

3,478,580 shares of common stock were outstanding as of February 5, 1997

                                AMERILINK CORPORATION
               QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 29, 1996


                                  Index                             Page No.
                                  -----                             --------

PART I: FINANCIAL INFORMATION

    Item 1 - Financial Statements

            Consolidated Balance Sheets as of March 31, 1996 and
            December 29, 1996 (Unaudited)                                 3

            Consolidated Statements of Income (Unaudited) for the
            thirty-nine weeks ended December 31, 1995 and
            December 29, 1996                                             4

            Consolidated Statements of Income (Unaudited) for the
            thirteen weeks ended December 31, 1995 and
            December 29, 1996                                             5

            Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the thirty-nine weeks ended
            December 29, 1996                                             6

            Consolidated Statements of Cash Flows (Unaudited) for the thirty-nine weeks ended December 31, 1995 and
            December 29, 1996                                             7

            Notes to Consolidated Financial Statements                    8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9-12

PART II: OTHER INFORMATION

              Items 1-6                                                   13
              Signatures                                                  14

                                AMERILINK CORPORATION
                             CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                    March 31, 1996     December 29, 1996
----------------------------------------------------------------------------------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $      78,680       $     146,506
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $95,000 and $98,000           8,899,443          12,785,322
  Work-in-process                                      2,902,617           4,500,140
  Materials and supply inventories                     1,710,084           1,439,055
  Other receivables                                      221,659             268,932
  Deferred tax benefit                                   127,286             127,286
  Other                                                  510,263             187,631
                                                   -------------       -------------
     Total current assets                             14,450,032          19,454,872


Property and equipment - net                           6,032,551           5,791,184


Deposits and other assets                                 71,217             171,355
                                                   -------------       -------------
Total assets                                       $  20,553,800       $  25,417,411
                                                   -------------       -------------
                                                   -------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                           $   1,802,121       $   2,016,391
  Liability to subcontractors                          1,083,186           1,415,364
  Accrued compensation and related expenses            1,078,935           1,267,149
  Accrued insurance                                      536,872             346,590
  Other                                                  160,952             191,283
  Current maturities of long-term debt                   720,000             249,190
                                                   -------------       -------------
     Total current liabilities                         5,382,066           5,485,967

Long-term debt, less current maturities                5,843,227           9,575,000
Deferred income taxes                                    117,839             117,839
                                                   -------------       -------------
     Total liabilities                                11,343,132          15,178,806

Shareholders' equity:
  Preferred stock, without par; 1,000,000
    shares authorized; none issued
    or outstanding                                          ----                ----
  Common stock, without par; 10,000,000
    shares authorized; 3,478,580 shares
    issued and outstanding                             8,061,395           8,061,395
  Retained earnings                                    1,149,273           2,177,210
                                                   -------------       -------------
     Total shareholders' equity                        9,210,668          10,238,605
                                                   -------------       -------------
Total liabilities and shareholders' equity         $  20,553,800       $  25,417,411
                                                   -------------       -------------
                                                   -------------       -------------


--------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                 Thirty-nine Weeks Ended
                                           December 31, 1995   December 29, 1996
--------------------------------------------------------------------------------

Revenues                                     $ 43,119,537        $ 45,915,307
Cost of sales                                  30,113,634          30,384,268
                                             ------------        ------------
Gross profit                                   13,005,903          15,531,039
Selling, general and administrative
  expenses                                     11,758,263          13,364,015
                                             ------------        ------------
Income from operations                          1,247,640           2,167,024
Interest expense                                 (387,990)           (461,106)
Other income                                       27,323               7,019
                                             ------------        ------------
Income before income taxes                        886,973           1,712,937
Provision for income taxes                        314,000             685,000
                                             ------------        ------------
Net income                                   $    572,973        $  1,027,937
                                             ------------        ------------
                                             ------------        ------------

Net income per common share                  $       0.16        $       0.29
                                             ------------        ------------
                                             ------------        ------------
Weighted average common shares
  outstanding                                   3,626,210           3,591,514

--------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                  Thirteen Weeks Ended
                                           December 31, 1995   December 29, 1996
--------------------------------------------------------------------------------

Revenues                                     $ 15,661,152        $ 16,731,323
Cost of sales                                  10,795,421          10,880,892
                                             ------------        ------------
Gross profit                                    4,865,731           5,850,431
Selling, general and administrative
  expenses                                      4,384,851           4,841,170
                                             ------------        ------------
Income from operations                            480,880           1,009,261
Interest expense                                 (164,737)           (182,400)
Other income                                       24,656               3,191
                                             ------------        ------------
Income before income taxes                        340,799             830,052
Provision for income taxes                         96,000             332,000
                                             ------------        ------------
Net income                                   $    244,799        $    498,052
                                             ------------        ------------
                                             ------------        ------------
Net income per common share                  $       0.07        $       0.14
                                             ------------        ------------
                                             ------------        ------------
Weighted average common shares
  outstanding                                   3,615,352           3,543,033


--------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THIRTY-NINE WEEKS ENDED DECEMBER 29, 1996
                                     (UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 Number      Common      Retained
                               of Shares     Stock       Earnings      Total
--------------------------------------------------------------------------------

Balance at March 31, 1996      3,478,580  $ 8,061,395  $ 1,149,273  $ 9,210,668

Net income                          ----         ----    1,027,937    1,027,937
                               ---------  -----------  -----------  -----------
Balance at December 29, 1996   3,478,580  $ 8,061,395  $ 2,177,210  $10,238,605
                               ---------  -----------  -----------  -----------
                               ---------  -----------  -----------  -----------


--------------------------------------------------------------------------------

See notes to financial statements.

                        AMERILINK CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                                                         Thirty-nine Weeks Ended
                                                   December 31, 1995  December 29, 1996
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                           $   572,973        $ 1,027,935
Adjustments to reconcile net income
to net cash used in operating activities:
 Depreciation and amortization                         1,426,478          1,597,738
 Net gain on disposal of fixed assets                    (37,536)           (26,143)
 Gain on investments                                     (23,534)                --
 Deferred income taxes                                   (30,324)                --
 Changes in operating assets and liabilities:
  Accounts receivable and work-in-process             (2,922,386)        (5,483,402)
  Materials and supply inventories                      (336,154)           271,029
  Other receivables                                       (7,993)           (47,273)
  Other current assets                                   (33,744)           322,632
  Trade accounts payable                                 798,213            214,272
  Liability to subcontractors                             30,390            332,178
  Accrued compensation and related expenses              204,686            188,214
  Accrued insurance                                     (193,915)          (190,282)
  Other current liabilities                                 (320)            30,331
                                                     -----------        -----------
Net cash used in operating activities                   (553,166)        (1,762,771)

INVESTING ACTIVITIES
 Purchase of property and equipment                   (3,241,850)        (1,947,346)
 Proceeds from sale of property and equipment            171,516            617,118
 Deposits and other assets                               225,925           (100,138)
                                                     -----------        -----------
Net cash used in investing activities                 (2,844,409)        (1,430,366)

FINANCING ACTIVITIES
 Principal payments on long-term debt                (11,915,000)       (12,745,000)
 Proceeds from borrowings on long-term debt           15,375,000         16,005,963
                                                     -----------        -----------
Net cash provided by financing activities              3,460,000          3,260,963
                                                     -----------        -----------
 Increase in cash and cash equivalents                    62,425             67,826
Cash and cash equivalents at beginning of period          71,944             78,680
                                                     -----------        -----------
Cash and cash equivalents at end of period           $   134,369        $   146,506
                                                     -----------        -----------
                                                     -----------        -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                      $   388,709        $   465,223
  Income taxes paid                                  $   424,149        $   294,932
-----------------------------------------------------------------------------------------

                        See notes to financial statements.

                             AMERILINK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. BASIS OF PRESENTATION

     AmeriLink Corporation (the "Company") is a nationwide provider of cabling systems for the transmission of video, voice and data. The Company offers its services on a national basis to providers of telecommunications services, including: cable television multiple system operators ("MSO"s); traditional telephone service providers ("TELCOs"), including local exchange carriers ("LEC"s) and long distance carriers; competitive access providers ("CAPS"); Direct Broadcast Satellite ("DBS") providers; and users of Local Area Network ("LAN") systems. The Company's cabling services include the designing, constructing, installing and maintaining of fiber optic, copper and coaxial cabling systems. The Company provides these services predominately through the use of independent contractors via its national network of regional and satellite field offices.

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the thirty-nine weeks ended December 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2. INCOME TAXES

     The provision for income taxes for the thirteen and thirty-nine weeks ended December 31, 1995 includes a benefit of approximately $40,000 due to the adjustment of deferred tax balances.

3. NET INCOME PER SHARE

     Net income per share is calculated by dividing net income by the weighted average shares outstanding for the period presented, including, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options.

4. NOTES PAYABLE AND LONG-TERM DEBT

     On September 27, 1996, the Company amended its credit agreement with its commercial bank. Under the agreement, the Company has a $12,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1998 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $9,575,000 at December 29, 1996.

     The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the rate of prime. The balance of the unsecured term note at December 29, 1996 was $249,190.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISONS OF THIRTY-NINE WEEKS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996

 REVENUES

     Total revenues for the first nine months of fiscal 1997 were $45,915,307 compared to $43,119,537 for the first nine months of fiscal 1996, an increase of 6.5%.

     Total residential and commercial premises wiring revenues (non-construction cabling services) for the first nine months of fiscal 1997 increased 38% to approximately $38.4 million compared to approximately $27.7 million in fiscal 1996. Revenues from local area network cabling services almost doubled during the first nine months of fiscal 1997 to approximately $10.8 million (vs. $5.6 million during the comparable period in fiscal 1996) due to increased marketing efforts by the Company for these services. In addition, premises wiring revenues derived from telephone companies increased to approximately $4.9 million for the first nine months of fiscal 1997 compared to approximately $1.2 million for the corresponding period last year. The Company believes that as a result of the Telecommunications Act of 1996, certain telephone companies have increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies.

     Outside plant construction revenues for the first nine months of fiscal 1997 declined to approximately $7.5 million from approximately $15.4 million during the comparable period in fiscal 1996. The decrease in outside plant construction revenues reflects management's strategy to de-emphasize these services.

 GROSS PROFIT

     Gross profit for the first nine months of fiscal 1997 was $15,531,039, or 33.8% of revenues, as compared to $13,005,903, or 30.2% of revenues, for the corresponding period last year.

     The increase in gross margin for the first nine months of fiscal 1997 can primarily be attributed to the emphasis on premises wiring projects over outside plant construction projects. Outside plant construction projects require the use of heavy machinery, specialized trucks, tool systems, and other related construction equipment which reduce the Company's gross margin. During the first nine months of fiscal 1996, the Company's overall operating results were negatively impacted by operating losses incurred on a large construction project in the San Diego area. These operating losses totaled approximately $(450,000), due primarily to high vehicle, equipment, and production costs, on contract revenues of approximately $4.1 million. The Company's overall operating results for the first six months of fiscal 1997 were negatively impacted by operating losses of approximately ($370,000) as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there.

 SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general, and administrative expenses for the first nine months of fiscal 1997 were $13,364,015 or 29.1% of revenues as compared to $11,758,263 or 27.3% of revenues for the corresponding period last year.

     The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for the first nine months of fiscal 1997 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues. Selling, general, and administrative expenses also include additional amounts for sales personnel engaged in marketing the Company's local area network cabling services. The Company's selling, general and administrative expenses during the current fiscal year were also impacted by a charge to bad debts of $234,000 as a result of a customer filing for protection under Chapter 11 of the Bankruptcy Code.

 INTEREST EXPENSE

   Interest expense was $461,106 or 1.0% of revenues for the first nine months of fiscal 1997 as compared to $387,990 or 0.9% of revenues for the first nine months of fiscal 1996.

   The dollar increase in interest expense is primarily due to increased borrowings to finance accounts receivable and work-in-process.

COMPARISONS OF THIRTEEN WEEKS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996

 REVENUES

   Third quarter revenues for fiscal 1997 rose 6.8% to a record level of $16,731,323 as compared to $15,661,152 for the third quarter of fiscal 1996.

   Total residential and commercial premises wiring revenues comprised approximately 88% of third quarter revenues vs. approximately 67% of third quarter revenues for the prior period. Premises wiring revenues from telephone companies made a large impact during the third quarter of fiscal 1997 increasing to an all time high of approximately $3.5 million from approximately $0.9 million in the corresponding period last year. The Company believes the increase in these revenues is attributed to the passage of the Telecommunications Act of 1996, which has resulted in certain telephone companies increasing their capital spending for video systems, and to the Company's marketing efforts to provide its services to these Telco providers. Premises wiring revenues from local area network services for the third quarter of fiscal 1997 posted a 55% increase to approximately $3.0 million compared to approximately $1.9 million in the corresponding period a year ago.

   Outside plant construction revenues for the third quarter of fiscal 1997 were approximately $2.0 million compared to approximately $5.1 million for the third quarter of fiscal 1996. This decrease is consistent with the Company's strategy of focusing its marketing efforts on premises wiring services.

 GROSS PROFIT

   Gross profit for the third quarter of fiscal 1997 was $5,850,431 or 35% of revenues as compared to $4,865,731, or 31.1% of revenues for the corresponding period last year.

   The increase in gross margin for the third quarter of fiscal 1997 can principally be attributed to a decrease in vehicle and equipment costs as a result of a reduction of outside plant construction projects. These projects require the use of heavy machinery, specialized trucks, tool systems and other related construction equipment. During the third quarter of fiscal 1996, the Company's overall operating results were negatively impacted by operating losses incurred on a large construction project in the San Diego area. These operating losses totaled approximately $(230,000), due mainly to high vehicle, equipment and production costs, on contract revenues of approximately $1.1 million.

 SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative expenses for the third quarter of fiscal 1997 were $4,841,170 or 28.9% of revenues as compared to $4,384,851 or 28% of revenues for the corresponding period last year.

   The dollar increase in selling, general and administrative expenses is principally due to increased employee payroll and associated costs incurred to support both actual and anticipated increased revenues. Third quarter selling, general and administrative expenses for fiscal 1997 were negatively impacted by a charge of $134,000 as a result of a customer filing for protection under Chapter 11 of the Bankruptcy Code.

 INTEREST EXPENSE

   Interest expense was $182,400, or 1.1% of revenues for the third quarter of fiscal 1997, as compared to $164,737, or 1.1% of revenues for the third quarter of fiscal 1996.

   The dollar increase in interest expense is primarily due to increased borrowings needed to finance accounts receivable and work-in-process.

 LIQUIDITY AND CAPITAL RESOURCES

   GENERAL. Historically, the Company's principal sources of liquidity have come from operating cash flow and credit arrangements. The Company's primary requirements for working capital are to finance accounts receivable, work-in-process and capital expenditures. Pursuant to a typical construction, MDU (multiple dwelling unit) installation, or LAN cabling contract, work performed by the Company is generally not billed to a customer until various stages in a project are complete or until the entire project is complete. Because the Company pays its suppliers and subcontractors on a current basis, to the extent that trade payables exceed customer accounts paid at any given time, the Company draws on its revolving credit note to finance its work-in-process until project work is billed to and paid by the customer.

   Combined accounts receivable and work-in-process at December 29, 1996 totaled $17,285,462, as compared to $13,554,662 at December 31, 1995, an increase of $3,730,800 or 28%. This increase is due to a number of factors, including a general increase in revenues and increases in the Company's volume of MDU projects and LAN cabling contracts. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business in sufficient amounts to permit it to comply with all covenants and terms of its revolving credit note. As of January 31, 1997, the Company received subsequent collections of accounts receivable balances which allowed for the reduction of approximately $2.7 million from its revolving credit note. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

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

   CURRENT CREDIT ARRANGEMENTS. Under a credit agreement with its commercial bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1998 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $9,575,000 at December 29, 1996 and $6,925,000 at January 31, 1997.

   The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the bank's prime rate. The balance of the unsecured term note at December 29, 1996 was $249,190.

   CASH FLOW FROM OPERATING ACTIVITIES. For the first nine months of fiscal 1997, net cash used in operating activities totaled $1,762,771. This is principally the result of increases in accounts receivable and work-in-process that were not offset by corresponding increases in trade accounts payable and liabilities to subcontractors. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

   CASH FLOW FROM INVESTING ACTIVITIES. For the first nine months of fiscal 1997, net cash used in investing activities totaled $1,430,366. This was mainly due to the purchase of property and equipment that totaled $1,947,346 for the first nine months of fiscal 1997. The level of capital expenditures is dependent largely upon the level of construction services that the Company performs. The Company uses heavy machinery, specialized trucks, and other construction equipment to perform its construction services. Capital expenditures for the first nine months of fiscal 1997 have decreased approximately $1.3 million or 40% as compared to the corresponding period last year. This decrease is the result of the Company doing less outside plant construction work in fiscal 1997.

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

   The Company cautions that this report contains forward-looking statements (as such term is defined in the Private Securities Litigation Act of 1995) and cautions further that any forward-looking statements contained in this Report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. These important factors include, among others, the risk of changing market conditions and customer purchase authorizations, competitive and regulatory risks associated with the telecommunications industry, and other risks described in the Company's Securities and Exchange Commission filings.

                             AMERILINK CORPORATION
                          PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.  NOT APPLICABLE


Item 2.    CHANGE IN SECURITIES.  NOT APPLICABLE


Item 3.    DEFAULTS UPON SENIOR SECURITIES.  NOT APPLICABLE


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NOT APPLICABLE


Item 5.    OTHER INFORMATION.  NOT APPLICABLE


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits

    Exhibit No.                     Description
    -----------                     -----------
        27              Financial Data Schedule filed herewith
                        as part of this report on Form 10-Q.


           (b)          No reports on Form 8-K have been filed
                        during the quarter ended December 29, 1996.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has july caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERILINK CORPORATION
                                    (Registrant)


Date:  February 10, 1997            By: /s/ Larry R. Linhart
                                        ---------------------------------
                                        Larry R. Linhart
                                        Chief Executive Officer
                                        President



Date:  February 10, 1997            By: /s/ James W. Brittan
                                        ---------------------------------
                                        James W. Brittan
                                        Vice President of Finance
                                        (Principal Financial and Accounting
                                        Officer)