Form 10-K405
period 1997-03-30
AMERILINK CORP
filed 1997-06-25
CIK 924774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C. 20549
                                    FORM 10-K
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended March 30, 1997
                                       OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from _______________ to ________________

Commission file number   0-24334
                         -------


                              AMERILINK CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                     31-1409345
                 ----                                     ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

1900 E. Dublin - Granville Road,  Columbus,  Ohio            43229
-------------------------------------------------            -----
(Address of principal executive offices)                   (zip code)


        Registrant's telephone number,  including area code: 614/895-1313
                                                             ------------


       Securities registered pursuant to Section 12(b) of the Act:   None
                                                                     ----


           Securities registered pursuant to Section 12(g) of the Act:
          Common Shares with no par value           Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X  .   No      .
                                         -----       -----

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

Based upon the closing sale price reported on the NASDAQ National Market on May 30, 1997, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers are affiliates) on that date was $9,073,313.

        3,481,580 shares of common stock were outstanding on May 30, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrants definitive proxy statement for its 1997 Annual Meeting of Shareholders are incorporated by reference to Part III of this report.

     This report contains 40 pages of which this is page 1. The Exhibit Index begins at page 35.

                             AMERILINK CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS


   Item                                                                     Page
   ----                                                                     ----

                                      PART I

     1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
     3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .9
     4    Submission of Matters to a Vote of Security Holders. . . . . . . . .9

                                     PART II

     5    Market for Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . . 10
     6    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 11
     7    Management's Discussion and Analysis of  Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . 12
     8    Financial Statements and Supplementary Data. . . . . . . . . . . . 18
     9    Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure  . . . . . . . . . . . . . . . . . . . . 31

                                    PART III

     10   Directors and Executive Officers of the Registrant . . . . . . . . 31
     11   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 31
     12   Security Ownership of Certain Beneficial Owners and Management . . 31
     13   Certain Relationships and Related Transactions . . . . . . . . . . 31

                                     PART IV

     14   Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 32
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

                                     PART I


ITEM 1 BUSINESS.


GENERAL

     AmeriLink Corporation (referred to herein, together with its subsidiary, where the context requires, as the "Company") is a nationwide provider of cabling systems for the transmission of video, voice, and data. AmeriLink Corporation was incorporated on December 15, 1993. Prior to the consummation of the Company's initial public offering in August, 1994, the business of the Company was conducted by AmeriLink Corp. In conjunction with the public offering, the shareholders of AmeriLink Corp. received 13,500 shares of AmeriLink Corporation stock for each share of AmeriLink Corp. stock held, and the Company became the sole shareholder of AmeriLink Corp. The Company, which conducts business under the trade name "NaCom", is headquartered in Columbus, Ohio and currently markets and provides its services through its corporate office and national network of field operations offices. During the 1997 fiscal year, these offices served customers in 44 states.


PRINCIPAL SERVICES

     AmeriLink Corporation operates principally in the single business segment of designing, constructing, installing, and maintaining cabling systems for the transmission of video, voice, and data. The Company provides these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators ("MSOs"); traditional telephone service providers, including local exchange carriers ("LECs") and long distance carriers (collectively, "Telcos"); competitive local exchange carriers ("CLECs"); Direct Broadcast Satellite ("DBS") providers; and system integrators and users of local area network ("LAN") systems. The Telecommunications Act of 1996, which was signed into law by the President in February 1996, allows telephone companies and cable companies to provide similar services across their networks (subject to the conditions outlined in the act). The Company provides the same cabling services to these industries and communication providers.

     The Company's services include the construction and installation of the outside physical cable plant ("outside plant construction services") and the drops to and wiring of residences and cable feeds to and wiring of multi family dwelling units and commercial buildings ("premises wiring services").

     Outside plant construction services involve the installation of fiber optic cable and coaxial cable for aerial and underground portions of cable systems. These services also include installation of all necessary electronic components, including signal amplification and conversion devices and the performance of diagnostic engineering tests at all levels of the infrastructure to determine whether new and existing systems are within appropriate manufacturer or FCC specifications. The Company uses heavy machinery, specialized trucks and other construction equipment to perform its outside plant construction services. In fiscal 1997, the Company implemented a strategy to de-emphasize outside plant construction projects, especially the larger construction projects which require more technical expertise and experienced construction project managers. The Company believes that the competitive environment associated with this type of work, along with uncertainty regarding customer work commitments on these projects, make them less desirable in the near term than premises wiring cabling projects. Revenues from outside plant construction projects for fiscal 1997 decreased approximately 49% to approximately $9.6 million, from approximately $18.8 million recorded in the previous fiscal year.

     Premises wiring services include the installation and maintenance of both hardwire and wireless cable systems. Installation services for hardwire cable systems include the installing of coaxial drops which connect residences to the feeder cable carrying the cable operator's signal, cabling the exterior and interior of multi and single family residences, and installing converter units within the residence. Maintenance services include (1) the replacement of damaged or obsolete cable, (2) the reconnection and disconnection of subscriber services, (3) day-to-day additions and changes to installed drops, (4) upgrade sales and service changes, and (5) miscellaneous service calls. Wireless cabling services include both installation and maintenance services for Direct Broadcast Satellite (DBS) systems or digital wireless cable systems (also known as digital MMDS or wireless cable). DBS installation services consist of attaching an eighteen to twenty-four inch satellite dish to the subscriber's property, hooking up the digital set-top converter box, and installing the related cabling, grounding, and connective materials. Maintenance services include the replacement of damaged cable, grounding and connective materials, and satellite receiving equipment. Digital wireless cable system installations consist of attaching a microwave receiving antenna to the subscriber's property and installing the digital set-top converter and related cabling, grounding, and connective materials.

     Premises wiring services also include the design and data cabling of Local Area Network ("LAN") and Wide Area Network ("WAN") systems for commercial business, governments, and educational communities. The Company's network cabling design services begin with an on location site survey to determine the most efficient cable routing path and the location of end user outlets. The company may then utilize a CAD system to finalize a cabling plan that meets network requirements and performance specifications. Once approved by the customer, a blueprint or other working print is generated which is used as a guide for the network installation. The Company installs a variety of voice and data cabling technologies including coaxial, fiber optic, and twisted pair wiring. Upon completion of a network installation, the Company generally delivers to the customer test documentation and an as-built design layout.

     Premises wiring services are less capital intensive than outside plant construction projects, but typically require a more sophisticated and technically proficient work force. In fiscal 1997, the Company implemented a strategy of obtaining and performing more residential and commercial premises wiring projects. The Company believes that these projects provide more financial opportunity due to the current competitive environment along with the Company's experience and expertise on these contracts. Revenues derived from premises wiring services for fiscal 1997 increased 43% to approximately $53.4 million from approximately $37.3 million in fiscal 1996.


CUSTOMERS

     CABLE TELEVISION COMPANIES. The Company provides both outside plant construction and premises wiring services to regional and local cable operators, most of which are owned by major MSOs, including Time Warner Cable (approximately 19% of revenues for the 1997 fiscal year). Historically, broadband video networks in the United States were almost exclusively provided by cable television operators. Accordingly, the Company had historically derived a large percentage of its revenues from this customer base. The Company has progressively reduced its dependence on cable television companies by diversifying its customer base to include other providers of telecommunication services. The Company derived approximately 91%, 76%, and 51% of its revenues from cable television MSOs or MSO controlled companies (such as PrimeStar Partners, the DBS provider) for the fiscal years 1995, 1996 and 1997, respectively.

     Cable operators generally contract for cabling services through their local and regional offices. As a result, the Company markets its cable television services in a decentralized manner. The Company seeks to develop contacts and learn of potential opportunities through attendance at trade shows and by membership of its key managers and corporate personnel in the Society of Cable Television Engineers and local cable associations. Field managers are responsible for developing and maintaining relationships with local and regional cable operators. The development and maintenance of customer relationships as well as the consistent performance of quality services allows the Company to gain repeat business. The corporate office also periodically explores potential target cities for possible expansion. If the corporate office does decide to bid a contract and is awarded a project in a target city, the Company can then proceed to open a field office and staff it.

     In order to eliminate the ongoing expense and effort required to manage labor intensive, multi-office service organizations, the cable television industry historically has sought to out-source a large portion of cabling services to independent contractors, such as the Company. With regard to its premises wiring cabling services, the Company competes both with the in-house service organizations of cable companies and numerous regional and local competitors. There are many larger national and regional competitors that
provide outside plant construction services to cable television MSOs.   Smaller
regional and local competitors may be able to offer lower prices because of lower overhead expenses. Because of the highly competitive bidding environment in recent years for cable service contracts, the price of the cable service contractor's bid has often been the deciding factor in determining whether such contractor was awarded a contract for a cabling project. As the demand for cabling services increases, the Company believes that contracts will be awarded based on the combination of a contractor's price, its track record for completing projects, its ability to dedicate management and production personnel to the project, and its financial and operational resources to complete the contract.

     Currently, traditional cable television operators are facing competition for video services from both DBS providers and local telephone companies. In response to this competition, many cable television companies have announced plans to increase their capital spending in order to increase existing channel capacity and to offer new services and next generation technologies. Increased capital spending by cable television companies should benefit the Company by increasing the demand for its cabling services. There is no assurance, however, that these capital spending plans will be implemented, or that the Company will be successful in obtaining such work if it does become available.

     TELEPHONE COMPANIES. Local telephone companies have begun competing with cable television operators to offer video services in many markets in the United States. These companies are entering the video business by either building new hardwire or wireless cable systems or by buying existing cable companies outside their service territories.

     To date, the Company has provided only premises wiring cabling services to telephone companies and not outside plant construction services. This is consistent with the Company's overall strategy of de-emphasizing outside plant construction projects. For the fiscal year ended March 30, 1997, the Company recorded approximately $11.9 million in premises wiring revenues from telephone companies (including approximately $1.5 million from Continental Cablevision, which was acquired by MediaOne, a division of U.S. West Media Group). This is an increase of approximately $9.9 million in revenues from the previous fiscal year ended March 31, 1996 (approximately $2.0 million). The amount of future capital allocated by telephone companies to their video programs, and therefore, the amount of work available to the Company, is largely contingent upon the financial success of these programs. In addition, consolidation, acquisitions, or alliances by telephone companies could also delay or depress capital spending for video programs. Combining companies may assess new and different business plans and strategies and focus efforts on administrative and operational issues associated with their combinations.

     Telephone companies are very centralized in their purchasing requirements for video cabling services. Telephone companies require cabling contractors to be qualified approved bidders and meet certain financial, technical, operational, and administrative prequalifications; therefore, they tend to use a limited number of larger contractors. During the 1997 fiscal year, the Company performed video installation services for U.S. West, G.T.E., Pacific Bell, and Ameritech.

     NETWORK CUSTOMERS. Since 1987, the Company has provided design and cabling services of network systems for commercial businesses, governments, and educational communities. Since the introduction of local and wide area computer networks, this industry has grown rapidly and comprises a growing portion of the overall communications market. Company revenues derived from network cabling services have increased dramatically over the last three fiscal years, from approximately $4.3 million in fiscal 1995, to approximately $7.7 million in fiscal 1996, to approximately $13.8 million in fiscal 1997.

     The Company provides network cabling services to both system integrators of network systems and directly to the end users of the network. System integrators such as UNISYS Corporation, IBM, and Lucent Technologies submit competitive bids for network systems to third party customers. The Company will submit a competitive bid to the integrator for the cabling portion of the overall proposal. If the integrator is awarded the project, the Company will perform the required cabling services if its bid is accepted and bill the integrator. In other projects, the end user bids directly to third party suppliers for network related services. In this case, the Company submits a proposal directly to the end user.

     The Company provides network cabling services through all of its national field offices. This capability provides customers with a single source for large regional or nationwide network installation projects. For example, in February, 1996, the Company was awarded a contract through UNISYS Corporation to provide network cabling services to over 5,000 Nationwide Insurance offices located in 26 states.

     The Company employs a combined corporate and regional approach to marketing its network cabling services. In 1992, the Company created a dedicated corporate sales and installation support group to identify and establish relationships with systems integrators that can provide an ongoing source of network cabling business in markets which the Company has field offices. The Company augments this national sales effort with network sales engineers who market multi-state sales territories from key regional offices.

     DIRECT BROADCAST SATELLITE PROVIDERS. Direct Broadcast Satellite providers such as PrimeStar Partners ("PrimeStar") and DIRECTV currently offer customers up to 200 channels of high-quality digital video via satellite transmission to their home receivers. The Company provides premises wiring installation and maintenance services to these DBS providers. During the 1997 fiscal year, the Company recorded approximately $6.8 million in revenues from DBS companies. Of this amount, approximately $5.2 million, or 77% was with PrimeStar, which is owned by cable television MSOs. The Company also performed work for DIRECTV and ECHONET.

     The Company markets its services to PrimeStar in a manner similar to that used to market to cable television companies. Other DBS providers tend to utilize numerous contractors to perform their cabling services, and in many geographical markets the Company has been unable to obtain the necessary volume of work needed to operate in an acceptable profitable manner.

     COMPETITIVE LOCAL EXCHANGE CARRIERS. The Company provides outside plant construction services to Competitive Local Exchange Carriers ("CLECs"). CLECs build and operate communication networks in metropolitan areas to provide customers with an alternative to the local telephone company. The Company's construction services entail both the physical construction of the fiber optic ring and the installation of fiber optic drops from the ring to subscriber office buildings. During the 1997 fiscal year, the Company performed approximately $1.2 million of construction work for Time Warner Cable's competitive access division in Houston, Texas and approximately $0.9 million with MFS Communications Company.


OPERATIONS

     The Company provides its services predominately through the use of independent contractors via its national network of regional and satellite field offices. Each regional office is headed by a field manager whose primary duties consist of new business development and contract oversight. Field managers employ project managers who are responsible for locating and qualifying independent contractor production personnel, maintaining and deploying vehicles and equipment, and supporting the field manager in maintaining customer relationships. The smaller satellite field offices report to and are supervised by the larger regional offices. Regional field offices are "full service" providers and can typically offer both outside plant construction and premises wiring services. The Company's operating profitability and capacity to increase revenues is largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel.

     The Company's corporate headquarters in Columbus, Ohio provides national marketing support, strategic planning, administrative services and operations support for the Company's field offices. The corporate office develops and maintains customer relationships with national companies and provides support for field offices performing work for these customers in local markets. In addition, the corporate office assists field managers in responding to all bid requests by providing engineering support, performing cost analyses to determine pricing, and preparing proposal response documentation. All purchasing and accounting functions are managed at the corporate level.

CONTRACTS

     Many MSOs, CLECs, Telcos, and DBS providers require cabling service contractors, such as the Company, to first enter into a master contract which establishes certain requirements to be met before actual work orders are issued. However, master contracts do not bind these companies to use any one cabling service contractor in any given locality or for any given project. Rather, they negotiate with individual cabling service contractors, both regionally and locally, on a project by project basis. Therefore, the Company has no extended commitment from any single MSO, CLEC, Telco, or DBS provider and bids on individual projects along with its competitors. The Company is typically compensated on these projects on a per unit basis for actual services performed. The Company's network cabling services, in contrast, are generally nonrecurring in nature and are contracted on a project-by-project basis. Since the Company's services are generally provided on a project-by-project basis, the amount of work being performed at any given time for any particular customer and the general mix of customers for which work is being performed can vary significantly.

MATERIALS

     The Company provides both labor only and material turnkey services. In the majority of non-network cabling contracts, the Company's customers supply most or all of the materials required for the project. The majority of the Company's network contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation. The Company purchases cabling materials directly from independent third party suppliers, and does not manufacture any materials for resale to customers. The Company is not dependent upon any one supplier for network cabling materials and has not experienced, nor anticipates experiencing, difficulties in obtaining network cabling materials.


COMPETITION

     The Company effectively competes both with the in-house service organizations of MSOs and numerous national, regional and local competitors in its markets based on its track record of performance, the depth of its management and field office network, its ability to commit manpower and equipment to multiple ongoing projects, and its competitive pricing. In order to eliminate the ongoing expense and effort required to manage labor intensive, multi-office service organizations, the cable television and telephone industries historically have sought to out-source a large portion of these services to independent contractors, such as the Company. The Company believes that while it may be considered dominant in many of the markets in which it provides cabling services, there are few barriers to entry into the cabling service business and, as a result, any business that has access to persons who possess technical expertise may become a competitor of the Company. The markets in which the Company provides network cabling services are highly competitive and many of the competitors in those markets have greater financial resources than the Company. While certain of the companies with which the Company competes are larger than the Company and have greater technical, marketing and financial resources, a large number of its competitors are smaller than the Company. Smaller regional and local competitors may be able to offer lower prices because of lower overhead expenses. Because of the highly competitive bidding environment in recent years for cable service contracts, the price of the cable service contractor's bid has often been the deciding factor in determining whether such contractor was awarded a contract for a cabling project. As the demand for cabling services increases, the Company believes that contracts will be awarded based on the combination of a contractor's price, its track record for completing projects, its ability to dedicate management and production personnel to the project, and its financial and operational resources to complete the contract.

PERSONNEL

     As of March 30, 1997, the Company had 487 employees of which 51 are employees at the Corporate Office in Columbus, Ohio and 436 are employed in field offices. The Company believes that its relationship with its employees is good.

     The Company provides most of its cabling services through the use of independent contractors which are either sole proprietorships or small business entities. Independent contractors are engaged and compensated on a project-by-project basis to perform local work. They generally provide their own vehicles, tools and insurance coverage. Independent contractors are paid in accordance with a schedule of unit rates for the performance of specific services.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, CLECs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly (see "Contracts"). The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's cable television customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the Company's fourth fiscal
quarter.   Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. Telecommunication providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that outside plant construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and generally difficult working environments. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1997, the Company recorded approximately $10.3 million in revenues from telephone companies that were investing in relatively new markets by building or expanding broadband or wireless video systems. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.

ITEM 2    PROPERTIES.

          The Company's corporate headquarters are located in Columbus, Ohio. The Company's regional field offices service the following metropolitan areas:
Los Angeles, San Francisco, Phoenix, Houston, San Antonio, Louisville, Chicago, St. Louis, Columbus, Cincinnati, Omaha, New York, Richmond, Tampa Bay, Atlanta, Indianapolis, Cleveland, and Detroit. A typical field office consists of an office with an attached warehouse for the storage of materials, tools and equipment and an adjacent secure outside storage area. The Company leases its corporate headquarters and all of its field offices from unaffiliated lessors. The lease terms, including options exercisable by the Company, range from one month to five years. The Company believes that its present facilities are sufficient for its needs for the foreseeable future.


ITEM 3    LEGAL PROCEEDINGS.

          The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and many of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II


ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          On August 12, 1994, the Company's common stock began trading on the NASDAQ National Market, under the symbol "ALNK". Prior to that time, there was no established trading market in the Company's stock. The following table sets forth for the periods indicated the high and low last sales price for the common shares, as reported by the NASDAQ National Market.


                                                         Sales Prices
--------------------------------------------------------------------------------

                                                 High                 Low
--------------------------------------------------------------------------------

FISCAL YEAR ENDED MARCH 31, 1996


Quarter Ended July 2, 1995                    $  10.000             $ 6.000

Quarter Ended October 1, 1995                 $   9.250             $ 7.250

Quarter Ended December 31, 1995               $   8.750             $ 6.250

Quarter ended March 31, 1996                  $   9.250             $ 6.750

FISCAL YEAR ENDED MARCH 30, 1997

Quarter Ended June 30, 1996                   $   9.000             $ 7.625

Quarter Ended September 29, 1996              $   7.750             $ 6.500

Quarter Ended December 29, 1996               $   7.625             $ 5.000

Quarter Ended March 30, 1997                  $   8.000             $ 5.125


The Company has never paid cash dividends, other than S Corporation distributions, on its common stock. The Company currently intends to retain all of its net earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of June 18, 1997, there were approximately 1,468 record holders of the Company's stock.

ITEM 6    SELECTED FINANCIAL DATA.

          The selected financial data included in the following table should be read in conjunction with the Company's Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from the Company's audited consolidated financial statements.


                                                                       FISCAL YEAR ENDED
--------------------------------------------------------------------------------------------------------------------
                                               MARCH 28,       APRIL 3,      APRIL 2,      MARCH 31,      MARCH 30,
                                                 1993            1994          1995          1996           1997
--------------------------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                      $  24,970       $ 32,833      $  47,541       $ 56,055       $ 63,036
Income from operations                              686          1,084          2,780          1,170          3,301
 Income before
    income taxes (a)                                577            841          2,487            686          2,691
 Net income (a)                                     346            505          1,492            457          1,568
 Net income per common
    share (a)                                 $    0.13       $   0.19      $    0.45       $   0.13       $   0.44
 Weighted  average common
    shares outstanding                            2,702          2,702          3,351          3,626          3,589



BALANCE SHEET DATA:
  Total assets                                $   8,334       $ 10,363      $  17,133       $ 20,554       $ 26,211
  Total debt                                      2,321          4,206          4,009          6,563          9,069
  Shareholders' equity                            3,641          3,315          8,754          9,211         10,802

---------------


  NOTE: The Company made S corporation distributions to its shareholders Larry R. Linhart, E. Len Gibson and Robert L. Powelson of (in thousands) $940 in fiscal 1993, -0- in fiscal 1994, $3,200 in fiscal 1995 ($2,700 of which was made in conjunction with the Company's initial public offering in August 1994 and $500 of which was paid in April 1994). No dividends have been paid since the Company's initial public offering on August 12, 1994.

    (a) On a pro forma basis, except for the fiscal years ended March 31, 1996 and March 30, 1997. See notes 1 and 7 to the consolidated financial statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995


     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. These important factors include, among others, competitive and regulatory risks associated with the telecommunications industry, the risk of changing market conditions and customer purchase authorizations which may be influenced by budget cycles of the Company's customers, consolidation within the telecommunications industry, and the success of various technologies and business strategies employed by the Company's customers, and other risks described in the Company's Securities and Exchange Commission filings.


OVERVIEW

          The Company reported record revenues and operating income for the 1997 fiscal year which ended March 30, 1997. Net income per common share for the year more than tripled to $0.44 per share versus $0.13 recorded in fiscal 1996. The Company's increased revenues and operating profitability are the result of three primary factors: (1) an improving market and more work opportunities as a result of the Telecommunications Act of 1996, (2) successful implementation of a strategy of obtaining and performing more premises wiring projects and reducing Company revenues generated from outside plant construction projects, and (3) a continued focus on broadening the Company's customer base in order to reduce its dependency on cable television companies.

          After deliberation for several years, the Telecommunications Act of 1996 ("the Act") was signed into law by the President in February, 1996. Key provisions of the Act were designed to enhance competition within the Telecommunications industry. These provisions include: (1) allowing telephone companies to sell video services, and in certain cases, to buy local cable companies, (2) deregulating cable companies (such as allowing them to charge what they wish for many channels) once there is effective competition or after three years, (3) permitting Regional Bell Operating Companies ("RBOCs") to enter the long distance market once certain conditions are met in the local phone market, and (4) allowing long distance providers to enter the local phone business. The Company believes that the enhanced competitive environment
fostered by the Act has had, and should   continue to have, a favorable impact
on the Company as it should increase spending by telecommunication providers and should increase the demand for the Company's cabling services. A larger and more competitive marketplace has allowed the Company to successfully market its cabling services to telephone companies, and to be more selective with regard to the projects it performs. Company revenues generated from telephone companies that are building or expanding video systems were approximately $10.3 million in fiscal 1997, including approximately $5.4 million in the fourth fiscal quarter. Similar revenues for all of fiscal 1996 were only approximately $2.0 million. Faced with competition for video services from both telephone companies and DBS providers, many cable television companies have announced plans to increase their capital spending in order to expand their existing channel capacity and to offer new services and next generation technologies. Increased competition and capital spending allows the Company to deploy its resources on those projects that offer the highest possible profitability. Since premises wiring cabling services are similar in nature, the Company has the ability to shift management and production resources to those industries, customers, and projects that provide the most economic potential.

     The following table sets forth for the 1996 and 1997 fiscal years, both in dollars and as a percent, (1) total Company revenues segregated by approximate premises wiring and outside plant construction services and (2) total Company revenues segregated by approximate revenues derived from cable television MSOs or MSO controlled companies and non cable companies.

----------------------------------------------------------------------------------------------------------------------------

REVENUES                                                    FISCAL 1996                                FISCAL 1997

----------------------------------------------------------------------------------------------------------------------------
Premises wiring                                  $   37.3                 66%               $   53.4                85%
Outside plant construction                           18.8                 34%                    9.6                15%
                                                 -----------          ----------            ----------          -----------
Total                                            $   56.1                100%               $   63.0               100%
                                                 -----------          ----------            ----------          -----------
                                                 -----------          ----------            ----------          -----------

Cable companies                                  $   42.4                 76%               $   32.0                51%
Non cable companies                                  13.7                 24%                   31.0                49%
                                                 -----------          ----------            ----------          -----------
Total                                            $   56.1                100%               $   63.0               100%
                                                 -----------          ----------            ----------          -----------
                                                 -----------          ----------            ----------          -----------


     In late fiscal 1996, the Company implemented a strategy of obtaining and performing more residential and commercial premises wiring projects due to management's belief that they provide more financial opportunity than outside plant construction projects. The Company has more premises wiring cabling experience and believes it is more skilled and knowledgeable with regard to premises wiring projects than with outside plant construction projects, especially the larger construction projects which require more technical expertise and experienced managers. These factors, along with the current favorable premises wiring market, resulted in the Company aggressively pursuing premises wiring opportunities. Revenues derived from premises wiring services for fiscal 1997 increased 43% to approximately $53.4 million from approximately $37.3 million in fiscal 1996.

     Finally, the Company has continued to diversify its customer base in order to reduce its dependency on cable television companies. Historically, the Company's revenues and results of operations have largely been impacted by the level of capital spending within the domestic cable industry. The amount of capital spending has been cyclical and has been affected by a number of factors, including perceived or actual government regulation, industry access to financial markets, industry consolidation, and other demands for capital (such as the personal communication service ("PCS") capital commitments). In the past, delayed, depressed or irregular capital spending has negatively affected the Company's operating results. The Company has progressively reduced its dependency on cable operators by actively marketing its premises wiring services to other industries, primarily commercial network customers and telephone companies. Revenues derived from network cabling services for fiscal 1997 increased approximately $6.1 million, or 79% from the $7.7 million recorded last fiscal year. In total, revenues from cable television MSOs or MSO controlled companies as a percent of total Company revenues has decreased from approximately 91% to 76% to 51% for the fiscal years 1995, 1996, and 1997, respectively.

RESULTS OF OPERATIONS

     Revenue is generated from cabling projects performed via work orders issued under master contracts. Contract costs may vary depending upon the contract volume, the level of productivity, competitive factors in the local market, and other items. Cost of sales includes subcontractor production costs, materials not supplied by the customer, vehicle and machinery expenses, and business insurance related costs. Selling, general and administrative expenses consist primarily of field employee wages and payroll costs. The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenue levels and projected longer term revenue levels. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas.

FISCAL 1997 COMPARED TO FISCAL 1996.

     REVENUES

     Total revenues for fiscal 1997 were $63,035,814 compared to $56,055,416 for fiscal 1996, an increase of 12.5%.

     Total residential and commercial premises wiring revenues (non outside plant construction cabling services) for fiscal 1997 increased 43% to approximately $53.4 million compared to approximately $37.3 million in fiscal 1996. Revenues from network cabling services increased $6.1 million or 79% to roughly $13.8 million in fiscal 1997 due to increased marketing efforts by the Company for these services. In addition, premises wiring revenues derived from telephone companies for new video services increased to approximately $10.3 million for fiscal 1997 compared to approximately $2.0 million for the 1996 fiscal year. The Company believes that as a result of the Telecommunications Act of 1996, certain telephone companies have increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies.

     Outside plant construction revenues for fiscal 1997 declined to approximately $9.6 million from roughly $18.8 million in fiscal 1996, reflecting management's announced strategy to de-emphasize these services.

     The Company recorded sequential increases in revenues during each quarter of fiscal 1997, including a record $17,120,507 in the fourth quarter which ended March 30, 1997. Revenues during the fourth quarter of fiscal 1996 were negatively impacted by the following: (1) lower than anticipated capital spending by its cable television customers in several market areas, (2) delays in the start-up of network cabling projects, and (3) unusually severe weather in January.

     GROSS PROFIT

     Gross profit for fiscal 1997 was $21,738,347, or 34.5% of revenues, as compared to $17,104,657, or 30.5% of revenues, for fiscal 1996.

     The increase in gross margin for fiscal 1997 can primarily be attributed to the emphasis on premises wiring projects over outside plant construction projects. Outside plant construction projects require the use of heavy machinery, specialized trucks, tool systems, and other related construction equipment which reduce the Company's gross margin. In fiscal 1996, the Company's overall operating results were negatively impacted by operating losses incurred on a large outside plant construction project in the San Diego area. These operating losses totaled approximately $(0.6) million, due primarily to high vehicle, equipment, and production costs, on contract revenues of approximately $4.9 million. The Company's overall operating results for the first six months of fiscal 1997 were negatively impacted by operating losses of approximately ($370,000) as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general, and administrative expenses for fiscal 1997 were $18,436,896 or 29.2% of revenues as compared to $15,935,087 or 28.4% of revenues for fiscal 1996.

     The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for fiscal 1997 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues. Selling, general, and administrative expenses also include additional amounts for sales personnel engaged in marketing the Company's local area network cabling services. The Company's selling, general and administrative expenses during the current fiscal year were also impacted by an unusually large charge to bad debts of $234,000 as a result of a customer filing for protection under Chapter 11 of the Bankruptcy Code.

     INTEREST EXPENSE

     Interest expense was $617,004 or 1.0% of revenues for fiscal 1997 as compared to $512,214 or 0.9% of revenues for fiscal 1996.

     The dollar increase in interest expense is primarily due to increased borrowings to finance accounts receivable and work-in-process.


FISCAL 1996 COMPARED TO FISCAL 1995.


     REVENUES

     Total revenues for fiscal 1996 were $56,055,416 compared to $47,541,021 for fiscal 1995, representing a 18% increase.

     Approximately $3.3 million and $2.6 million of the total $8.5 million increase in revenues is the result of growth in both network cabling and direct broadcast satellite services, respectively. This growth is due to increased marketing efforts for such services. The remaining revenue increase resulted primarily from an increase in the volume of work orders from either existing or new contracts. For the year, residential and commercial premises wiring revenues (non outside plant construction cabling services) increased approximately 27%.

     Revenues during the fourth quarter of fiscal 1996 were negatively impacted by the following: (1) lower than anticipated capital spending by its cable television customers in several market areas (2) delays in the start-up of network cabling projects, and (3) unusually severe weather in January.


     GROSS PROFIT

     Gross profit was $17,104,657, or 30.5% of revenues, for fiscal 1996 as compared to $15,674,936, or 33.0% of revenues, for fiscal 1995. The decrease in gross profit as a percentage of revenues can be attributed primarily to two factors. The first is higher cabling material revenues generated from the Company's network cabling services. The cost of these materials, which are billed at near cost because of competitive pressures, is included in cost of sales, which decreases gross profit as a percentage of sales. Secondly, the Company's gross profit for fiscal 1996 was negatively impacted by operating losses, due primarily to high production costs and vehicle and equipment costs, incurred on a large construction project in the San Diego area.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $15,935,087, or 28.4% of revenues, for fiscal 1996 as compared to $12,895,108, or 27.1% of revenues, for fiscal 1995. The dollar increase in selling, general and administrative expenses is primarily due to additional employee wages incurred to support both actual and anticipated increased revenues. During fiscal 1996, the Company also increased sales personnel for marketing network cabling services.


     INTEREST EXPENSE

     Interest expense was $512,214, or 0.9% of revenues, for fiscal 1996, as compared to $342,891, or 0.7% of revenues, for fiscal 1995. The dollar and percentage increase in interest expense can principally be attributed to increased borrowings in fiscal 1996 to finance capital expenditures and for related receivables financing.

     LIQUIDITY AND CAPITAL RESOURCES

     GENERAL.   Historically, the Company's principal sources of liquidity have come from operating cash flow and credit arrangements. The Company's primary requirements for working capital are to finance accounts receivable, work-in-process and capital expenditures. Pursuant to a typical construction, MDU (multiple dwelling unit), or LAN cabling contract, work performed by the Company is generally not billed to a customer until various stages in a project are complete or until the entire project is complete. Because the Company pays its suppliers and subcontractors on a current basis, to the extent that trade payables exceed customer accounts paid at any given time, the Company draws on its revolving credit note to finance its work-in-process until project work is billed to and paid by the customer.

     Combined accounts receivable and work-in-process at March 30, 1997 totaled $17,853,591 compared to $11,802,060 at March 31, 1996, an increase of $6,051,531 or 51%. This increase is due primarily to the record level of revenues that the Company recorded during the 1997 fiscal fourth quarter which ended March 30, 1997. Revenues for all of fiscal 1997 were $63,035,814, an increase of $6,980,398 or 12% from the $56,055,416 recorded in fiscal 1996; however, revenues for the fourth quarter of fiscal 1997 increased 32% to a record $17,120,507 compared with $12,935,879 in the comparable quarter last year. In addition, fiscal 1997 revenues and work-in-process include increases in the Company's volume of MDU and network cabling projects. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business in sufficient amounts to permit it to comply with all covenants and terms of its revolving credit note. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

     Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements.

     The Company reviews credit arrangements with its commercial bank annually. As of March 30, 1997, the Company had available $3,000,000 under its revolving credit note. The Company does not anticipate difficulties in obtaining additional credit from its commercial bank should the need arise. The Company will also periodically examine financing capital needs through the issuance of additional common stock.

     Management believes that current and possible additional credit from its commercial bank, cash flow from operations, and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

     CURRENT CREDIT ARRANGEMENTS.   Under a loan agreement with its commercial
bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note and an unsecured term note. The interest rate on the revolving credit note is prime minus 1% and interest is payable monthly. The revolving credit note matures September 30, 1998 and includes a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $9,000,000 at March 30, 1997.

     The unsecured term note in the amount of $1,629,190 matures May 31, 1997. Interest is payable monthly at the bank's prime rate. The balance of the unsecured term note at March 30, 1997 was $69,190.

     The loan agreement limits the Company's ability to create or incur liens on its assets, to incur additional indebtedness, to guarantee the indebtedness of others and to make loans or advances. Additionally, the agreement restricts the Company from entering into merger or acquisition transactions or transactions involving the sale of substantially all of its assets without the prior consent of the bank. The loan agreement also requires the Company to meet certain financial tests.

     CASH FLOW FROM OPERATING ACTIVITIES.   For fiscal 1997, net cash used in
operating activities totaled

$258,607. This is principally the result of increases in accounts receivable and work-in-process that were not offset by corresponding increases in trade accounts payable and liabilities to subcontractors. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors. Increased cash requirements due to increased accounts receivable and work-in-process were somewhat negated by noncash expenses of depreciation and amortization which totaled $2,242,312.

     CASH FLOW FROM INVESTING ACTIVITIES.   For fiscal 1997, net cash used in
investing activities totaled $2,205,641. This was mainly due to the purchase of property and equipment in the amount of $2,752,254. The level of capital expenditures is dependent largely upon the level of outside plant construction services that the Company performs. The Company uses heavy machinery, specialized trucks, and other construction equipment to perform its construction services. Capital expenditures for fiscal 1997 decreased approximately $1.5 million or 35% from fiscal 1996. This decrease is the result of the Company doing less outside plant construction work in fiscal 1997.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

     The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, CLECs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's cable television customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work
authorizations in the Company's fourth fiscal quarter.   Consolidation within
the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. Telecommunication providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and generally difficult working environments. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1997, the Company recorded approximately $10.3 million in revenues from telephone companies that were investing in relatively new markets by building or expanding broadband or wireless video systems. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
AmeriLink Corporation

     We have audited the accompanying consolidated balance sheets of AmeriLink Corporation and Subsidiary (the Company) as of March 31, 1996 and March 30, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriLink Corporation and Subsidiary at March 31, 1996 and March 30, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP
Columbus, Ohio
May 16, 1997

                              AMERILINK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------
                                                                    MARCH 31, 1996      MARCH 30, 1997
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $     78,680        $    120,395
  Accounts receivable-trade, net of allowance for doubtful
   accounts of $95,000 in 1996 and $171,000 in 1997                    8,899,443          13,558,789
  Work-in-process                                                      2,902,617           4,294,802
  Materials and supply inventories                                     1,710,084           1,509,840
  Other receivables                                                      221,659             308,217
  Deferred income taxes                                                  127,286             142,593
  Other                                                                  510,263             153,125
                                                                      ----------          ----------
       Total current assets                                           14,450,032          20,087,761

  Property and equipment - net                                         6,032,551           5,928,062
  Deposits and other assets                                               71,217             183,578

  Deferred income taxes                                                     ----              11,710
                                                                      ----------          ----------
  Total assets                                                     $  20,553,800        $ 26,211,111
                                                                      ----------          ----------
                                                                      ----------          ----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                          $  1,802,121         $ 2,318,675
    Liability to subcontractors                                        1,083,186           1,960,754
    Accrued compensation and related expenses                          1,078,935           1,435,672
    Accrued insurance                                                    536,872             368,257
    Other                                                                160,952             256,151
    Current maturities of long-term debt                                 720,000              69,190
                                                                      ----------          ----------
       Total current liabilities                                       5,382,066           6,408,699


  Long-term debt,  less current maturities                             5,843,227           9,000,000
  Deferred income taxes                                                  117,839                ----
                                                                      ----------          ----------
       Total liabilities                                              11,343,132          15,408,699
  Shareholders' equity:
     Preferred stock, without par;  1,000,000 shares authorized;
      none issued or outstanding                                            ----                ----

     Common stock, without par; 10,000,000 shares authorized;
      3,478,580 in 1996 and 3,481,580 in 1997 shares issued
      and outstanding                                                  8,061,395           8,084,645

     Retained earnings                                                 1,149,273           2,717,767
                                                                      ----------          ----------
       Total shareholders' equity                                      9,210,668          10,802,412
                                                                      ----------          ----------
  Total liabilities and shareholders' equity                        $ 20,553,800        $ 26,211,111
                                                                      ----------          ----------
                                                                      ----------          ----------
--------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE FIFTY-TWO WEEKS ENDED



------------------------------------------------------------------------------------------------------------------------------------
                                                                       APRIL 2, 1995        MARCH 31, 1996          MARCH 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                               $   47,541,021          $  56,055,416         $   63,035,814
Cost of sales                                                              31,866,085             38,950,759             41,297,467
                                                                        -------------           ------------          -------------
Gross profit                                                               15,674,936             17,104,657             21,738,347
Selling, general and administrative expenses                               12,895,108             15,935,087             18,436,896
                                                                        -------------           ------------          -------------
Income from operations                                                      2,779,828              1,169,570              3,301,451
Interest expense                                                             (342,891)              (512,214)              (617,004)
Other income                                                                    7,825                 28,688                  7,047
                                                                        -------------           ------------          -------------
Income before income taxes                                                  2,444,762                686,044              2,691,494
Provision for income taxes                                                    994,988                229,000              1,123,000
                                                                        -------------           ------------          -------------
Net income                                                             $    1,449,774          $     457,044         $    1,568,494
                                                                        -------------           ------------          -------------
                                                                        -------------           ------------          -------------
Net income per common share                                                                    $        0.13         $         0.44
                                                                                                ------------          -------------
                                                                                                ------------          -------------
Weighted average common shares outstanding                                  3,350,521              3,625,510              3,589,131
UNAUDITED PRO FORMA INFORMATION (NOTE 7)
Pro forma income before income taxes                                   $    2,487,221
Pro forma provision for income taxes                                          994,888
                                                                        -------------
Pro forma net income                                                   $    1,492,333
                                                                        -------------
                                                                        -------------
Pro forma net income per common share                                  $         0.45
                                                                        -------------
                                                                        -------------
------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AMERILINK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   NOTE RECEIVABLE -
                                                    COMMON STOCK                  RETAINED              NACOM
                                             SHARES               AMOUNT          EARNINGS               CORP               TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 3, 1994                    2,588,580      $     191,963       $ 4,386,689       $    (1,264,038)      $  3,314,614
   Net income                                    ----               ----         1,449,774                  ----          1,449,774
   Dividends paid                                ----               ----        (3,200,000)                 ----         (3,200,000)
   Proceeds from note receivable-
     NaCom Corp.                                 ----               ----              ----             1,264,038          1,264,038
   Net proceeds from sale of
     common stock, less issuance
     expenses of $678,602                     890,000          5,925,198              ----                  ----          5,925,198
   Reclassification of
     undistributed  S Corporation
     retained earnings                           ----          1,944,234         (1,944,234)                ----               ----
                                            ---------          ---------         ----------           ----------         ----------
Balance at April 2,  1995                   3,478,580          8,061,395            692,229                 ----          8,753,624
   Net income                                    ----               ----            457,044                 ----            457,044
                                            ---------          ---------         ----------           ----------         ----------
Balance at March 31, 1996                   3,478,580          8,061,395         1,149,273                  ----          9,210,668
   Net income                                    ----               ----         1,568,494                  ----          1,568,494
   Issuance of  restricted stock                3,000             23,250              ----                  ----             23,250
                                            ---------          ---------         ----------           ----------         ----------
Balance at March 30, 1997                   3,481,580       $  8,084,645       $ 2,717,767         $        ----       $ 10,802,412
                                            ---------          ---------         ----------           ----------         ----------
                                            ---------          ---------         ----------           ----------         ----------

------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                             AMERILINK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE FIFTY-TWO WEEKS ENDED


------------------------------------------------------------------------------------------------------------------------------------

                                                                          APRIL 2, 1995         MARCH 31, 1996        MARCH 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                              $   1,449,774          $   457,044           $   1,568,494

 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation and  amortization                                          1,458,698            1,950,215               2,242,312
     Net loss (gain) on disposal of fixed assets                                34,737                9,667                 (14,950)
     Gain on investments                                                        (1,534)             (23,534)                 (6,199)
     Deferred income taxes                                                      86,000             (169,500)               (145,000)
     Changes in operating assets and liabilities:
         Accounts receivable and work-in-process                            (4,634,586)          (1,169,784)             (6,051,531)
         Materials and supply inventories                                     (592,802)            (470,529)                200,244
         Other receivables                                                      19,517               (1,742)                (86,558)
         Other current assets                                                 (107,061)            (202,743)                357,138
         Trade accounts payable                                                674,812              493,369                 516,554
         Liability to subcontractors                                           180,677               65,404                 877,568
         Accrued compensation and related expenses                             256,271               74,024                 356,737
         Accrued insurance                                                     222,357             (111,023)               (168,615)
         Other current liabilities                                              94,935               10,930                  95,199
         Income taxes payable                                                  (67,500)                ----                    ----
                                                                          ------------         ------------             -----------
 Net cash provided by (used in)  operating activities                         (925,705)             911,798                (258,607)

 INVESTING ACTIVITIES
     Purchase of property and equipment                                     (2,894,798)          (4,206,245)             (2,752,254)
     Proceeds from sale of property and equipment                               56,212              500,801                 629,525
     Deposits and other assets                                                  20,755              246,345                 (82,912)
     Proceeds from note receivable - NaCom Corp.                             1,264,038                 ----                    ----
                                                                          ------------         ------------             -----------
 Net cash used in investing activities                                      (1,553,793)          (3,459,099)             (2,205,641)

 FINANCING ACTIVITIES
     Principal payments on long-term debt                                  (18,997,065)         (18,645,963)            (20,400,000)
     Proceeds from borrowings on long-term debt                             18,800,000           21,200,000              22,905,963
     Proceeds from issuance of common stock                                  5,925,198                 ----                    ----
     Dividends paid                                                         (3,200,000)                ----                    ----
                                                                          ------------         ------------             -----------
 Net cash provided by financing activities                                   2,528,133            2,554,037               2,505,963
                                                                          ------------         ------------             -----------
     Increase in cash and cash equivalents                                      48,635                6,736                  41,715
 Cash and cash equivalents at beginning of year                                 23,309               71,944                  78,680
                                                                          ------------         ------------             -----------
 Cash and cash equivalents at end of year                              $        71,944      $        78,680        $        120,395
                                                                          ------------         ------------             -----------
                                                                          ------------         ------------             -----------
 SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                     $       364,794      $       508,587        $        619,192
                                                                          ------------         ------------             -----------
                                                                          ------------         ------------             -----------
     Income taxes paid                                                 $     1,023,094      $       604,192        $        762,048
                                                                          ------------         ------------             -----------
                                                                          ------------         ------------             -----------

------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO FINANCIAL STATEMENTS.

                              AMERILINK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1997


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     AmeriLink Corporation (the "Company") is a nationwide provider of cabling systems for the transmission of video, voice and data. The Company offers its services on a national basis to providers of telecommunications services, including: cable television multiple system operators ("MSO"s); traditional telephone service providers, including local exchange carriers ("LEC"s) and long distance carriers; competitive local exchange carriers ("CLECs"); Direct Broadcast Satellite ("DBS") providers; and users of Local Area Network ("LAN") systems. The Company's cabling services include the designing, constructing, installing and maintaining of fiber optic, copper and coaxial cabling systems. The Company provides these services predominately through the use of independent contractors via its national network of regional and satellite field offices.
As of March 30, 1997, the Company had 18 regional offices that serviced the following metropolitan areas: Los Angeles, San Francisco, Phoenix, Houston, San Antonio, Louisville, Chicago, St. Louis, Columbus, Cincinnati, Omaha, New York, Richmond, Tampa Bay, Atlanta, Indianapolis, Cleveland, and Detroit.

PRINCIPLES OF CONSOLIDATION AND RECAPITALIZATION

     These financial statements include the accounts of both AmeriLink Corporation (the holding company) and its wholly owned subsidiary AmeriLink Corp. (the operating company). Prior to consummation of the Company's initial public offering in August, 1994, the business of the Company was conducted solely under AmeriLink Corp. In conjunction with the public offering, the shareholders of AmeriLink Corp. received 13,500 shares of AmeriLink Corporation stock for each share of AmeriLink Corp. stock held. As a result of the recapitalization, AmeriLink Corporation is the sole shareholder of AmeriLink Corp. (See note 5).

FISCAL YEAR

     Fiscal years are designated in the financial statements and notes by the year in which the fiscal year ends. Accordingly, results for the fiscal years 1995, 1996 and 1997 represent the 52 weeks ended April 2, 1995, March 31, 1996, and March 30, 1997, respectively.

REVENUES AND COST RECOGNITION

     The Company recognizes revenues from its fixed and unit price contracts in process on the percentage of completion method of accounting. Anticipated losses on these contracts are recorded when identified. Contract costs include all direct labor, material, subcontract and other direct project costs related to contract performance.

     Work-in-process typically represents amounts earned under the Company's contracts but not billed due to timing or not billable to clients according to contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project.

MAJOR CUSTOMERS

     Customers comprising 10% or greater of the Company's fiscal year net sales are summarized as follows:
                                        1995      1996      1997
                                        ----      ----      ----
     Time Warner Cable . . . . . . . . . 16%       26%       19%
     Cox Cable Communications. . . . . . 13%       13%        2%

                              AMERILINK CORPORATION

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ---
   CONTINUED


CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of uncollateralized trade receivables and unbilled work-in-process. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

MATERIALS AND SUPPLY INVENTORIES

     Materials and supply inventories are comprised primarily of cabling materials and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Generally, the useful lives for all major classes of assets are three to seven years. Recovery of capital costs for income tax reporting purposes is primarily provided by the use of accelerated methods over the statutory recovery periods. The costs of assets sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any gain or loss is included in net income. Maintenance and repairs are charged to expense as incurred.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INCOME TAXES

     Income taxes are calculated in accordance with Statement of Financial Accounting Standards (SFAS No. 109), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMMON STOCK AND EARNINGS PER SHARE

     Net income per common share and pro forma net income per common share are based on weighted average common and common equivalent shares outstanding during the respective years.

     All common shares and per share data have been adjusted to give effect to the recapitalization.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates.

                              AMERILINK CORPORATION

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
    CONTINUED

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a significant effect on primary or fully diluted earnings per share for the 52 weeks ended March 31, 1996 or March 30, 1997.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following for the periods ended March 31, 1996 and March 30, 1997:


                                               1996             1997
                                               ----             ----
     Leasehold improvements. . . . .   $     168,295     $     181,486
     Transportation equipment. . . .       4,987,939         5,371,718
     Machinery and equipment . . . .       4,552,090         4,469,496
     Computer equipment and
      related software . . . . . . .       1,115,039         1,430,884
     Furniture and fixtures. . . . .         812,189           906,593
                                          ----------        ----------
       Total . . . . . . . . . . . .      11,635,552        12,360,177
     Less accumulated
      depreciation . . . . . . . . .      (5,603,001)       (6,432,115)
                                          ----------        ----------
       Net property and equipment. .    $  6,032,551     $   5,928,062
                                          ----------        ----------
                                          ----------        ----------

3.  EMPLOYEE BENEFIT PLANS

     The Company has a Profit Sharing and 401(k) Plan covering substantially all of its employees. Profit sharing contributions are at the discretion of the Board of Directors, although limited to the maximum amount permitted under the Internal Revenue Code. The Company did not make a profit sharing contribution for the years ended April 2, 1995, March 31, 1996, and March 30, 1997. The 401
(k) Plan allows eligible employees to contribute a portion of their compensation to the Plan. The employer may make an additional contribution subject to the terms of the Plan. The contribution expense for the Company to the 401 (k) Plan for the years ended April 2, 1995, March 31, 1996, and March 30, 1997 was $30,377, $42,901, and $66,109, respectively.

4.  NOTES PAYABLE AND LONG-TERM DEBT

     On September 27, 1996, the Company amended its existing loan agreement with its commercial bank. Under terms of the new agreement, the Company increased available borrowings under its unsecured revolving credit note (the "credit facility") from $10,000,000 to $12,000,000. Interest is payable at a rate of prime minus 1% (7.50% at March 30, 1997). The revolving credit note matures September 30, 1998 and includes a commitment fee of 1/4% on any unused portion of the note.

     The Company also has an unsecured term note in the amount of $1,629,190 which matures May 31, 1997. Principle payments of $60,000 and interest at a rate of prime (8.50% at March 30, 1997) are paid monthly on the term note. The balance of this note at March 30, 1997 was $69,190.

                              AMERILINK CORPORATION

4.  NOTES PAYABLE AND LONG-TERM DEBT - CONTINUED

     The new loan agreement contains certain restrictive covenants which, among others, require the Company to maintain certain financial ratios. Borrowings under the loan agreement as of March 31, 1996 and March 30, 1997 consist of the following:

                                                 1996                   1997
                                                 ----                   ----
       Credit facility                  $     5,774,037       $     9,000,000
       Term note                                789,190                69,190
                                          -------------         -------------
                                              6,563,227             9,069,190
       Less current portion                     720,000                69,190
                                          -------------         -------------
       Net long-term debt               $     5,843,227       $     9,000,000
                                          -------------         -------------
                                          -------------         -------------


     The amount of long-term debt maturing in each of the next two years is $69,190 in 1998 and $9,000,000 in 1999.


5.  INITIAL PUBLIC OFFERING

     On August 12, 1994, the Company's initial public offering was declared effective by the SEC and its stock began trading on the NASDAQ national market system. Pursuant to the terms of the offering, the Company issued 850,000 shares which were sold at $8.00 per share.

     On September 22, 1994, the over-allotment option with the offering was exercised, pursuant to which the Company issued an additional 40,000 shares at $8.00 per share.

     The net proceeds from the offering were $5,925,198. Upon completion of the public offering, AmeriLink Corporation terminated its S Corporation election, and paid $2,700,000 in dividends from the proceeds of the offering to the former shareholders for undistributed earnings associated with its S Corporation status. These shareholders, who are also the shareholders of N.C. Utility Services, Inc. (formerly NaCom Corp.), used a portion of these dividends to repay the outstanding balance of the Company's note receivable from N.C. Utility Services, Inc.


6.  INCOME TAXES

     Prior to the initial public offering, the income of the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements prior to August 12, 1994, the date of the offering. To the extent certain states and localities did not recognize the S Corporation election, taxes were provided.

     Effective March 29, 1993 the Company converted from the cash method to the accrual method of accounting for income tax purposes. This conversion created an adjustment of taxable income of approximately $3,473,000 that the Company elected to recognize in six equal installments ("Cash to accrual adjustment"). The unpaid portion of the related liability is recorded as a temporary difference in deferred tax liabilities.

                              AMERILINK CORPORATION

6.  INCOME TAXES - CONTINUED

          The provision for income taxes consists of the following for the fifty-two weeks ended April 2, 1995, March 31, 1996 and March 30, 1997:

                                    1995              1996             1997
                                    ----              ----             ----

 Current:
   Federal                    $    652,647      $    315,200     $  1,013,000
   State and local                 256,341            83,300          255,000
                               -----------       -----------      -----------
                                   908,988           398,500        1,268,000
 Tax adjustment due to
  change in tax status             376,000

 Deferred:
   Federal                        (246,500)         (144,000)        (123,000)
   State and local                 (43,500)          (25,500)         (22,000)
                               -----------       -----------      -----------
                                  (290,000)         (169,500)        (145,000)
                               -----------       -----------      -----------
                              $    994,988      $    229,000     $  1,123,000
                               -----------       -----------      -----------
                               -----------       -----------      -----------


          Deferred tax assets and liabilities recorded in the consolidated balance sheets at March 31, 1996 and March 30, 1997 consist of the following:


                                                    1996               1997
                                                    ----               ----
 Deferred tax assets:
     Depreciation                             $     95,909      $        ----
     Accrued compensation                          149,250            164,170
     Accrued insurance                             147,402             90,128
     Allowance for doubtful accounts                38,000             68,400
      Other                                         47,903             73,173
                                               -----------       ------------
      Total deferred tax assets                    478,464            395,871
                                               -----------       ------------
  Deferred tax liabilities:
      Cash to accrual adjustment                  (469,017)          (234,509)
      Depreciation                                    ----            ( 7,059)
                                               -----------       ------------
      Total deferred tax liabilities              (469,017)          (241,568)
                                               -----------       ------------
  Net deferred tax assets                     $      9,447      $     154,303
                                               -----------       ------------
                                               -----------       ------------


        A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the periods ended March 31, 1996 and March 30, 1997.


                                                    1996                1997
                                                    ----                ----
 Statutory income tax rate                          34.0%               34.0%
 State and local taxes, net of Federal
   benefit                                           5.2%                5.2%
 Permanent differences                               5.6%                2.5%
 Adjustment due to change in
   accounting estimate                             (11.4%)              ----
                                                  -------              ------
    Effective income tax rate                       33.4%               41.7%
                                                  -------              ------
                                                  -------              ------

                              AMERILINK CORPORATION

7.  PRO FORMA NET INCOME PER SHARE (UNAUDITED)

      Pro forma net income per share is calculated by dividing pro forma net income by the weighted average number of shares outstanding during the period, including, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options.

      Pro forma income taxes represent the estimated taxes that would have been reported had the Company been subject to federal, state, and local taxes for each period presented. Pro forma income before taxes for the fifty-two weeks ended April 2, 1995 includes a foreign tax credit of approximately $42,000 from its operations in Mexico that the Company would have recognized had it operated as a C Corporation for the entire fiscal year.


8.  OPERATING LEASES

      The Company is committed under noncancellable operating leases for offices and warehouse space which will require future minimum rental commitments in the amount of $369,834 in 1998, $201,923 in 1999 and $101,842 in 2000.

      Rental expense under all operating leases amounted to $603,471, $769,779 and $923,752 for the years ended April 2, 1995, March 31, 1996 and March 30, 1997, respectively.


9.  STOCK OPTIONS AND STOCK INCENTIVE PLAN

      Prior to the Company's initial public offering, key officers were granted options to purchase outstanding shares of common stock from the majority shareholders of the Company, and in connection with the recapitalization agreed to restated option agreements. The Chief Executive Officer was granted options to purchase 135,000 shares at $4.00 per share and 225,000 shares at $6.35 per share. The 135,000 options shall remain effective throughout employment with the Company, and the 225,000 options shall remain effective until the later of termination of employment or, in the event employment is terminated by death, one year after death. All options are currently exercisable and no options had been exercised as of the fiscal year ended March 30, 1997. The Company's Vice President of Operations was granted options to purchase 81,000 shares at $4.69 per share. These options shall remain effective until the earlier of May 1, 2004 or the termination of employment (if employment is terminated by death, then one year after death). Options to purchase fifty percent of the shares will become exercisable on April 1, 1997 and the remaining options will become exercisable, on a cumulative basis, at the rate of 10% per year commencing on April 1, 1998. There have been no options exercised as of March 30, 1997.

      Effective August 1994, the Company adopted a stock incentive plan (the "Plan") for key employees and directors of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of stock options, stock appreciation rights, restricted stock awards and phantom stock. The maximum aggregate number of common shares which may be granted under the Plan is 350,000 shares, and the maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding common shares of the Company. Any awards that lapse or are canceled are available for re-grant under the terms of the Plan.

      Stock option grants may be in the form of incentive stock options or non-qualified options. As of March 30, 1997, all options granted have been non-qualified options. Key employee options awarded under the plan vest 20% annually from the date of the grant, and non-employee Director option awards vest 25% annually from the date of the grant. Stock options awarded under the plan are at exercise prices that equal or exceed the fair market value at the date of the grant, and any shares not exercised lapse on the earliest of ten years from the grant date or 90 days after termination with the Company. In February, 1997, an initial grant of 3,000 shares of restricted stock was issued to non-employee Directors of the Company. One-third of the shares becomes exercisable on each of the next three anniversaries of the date of the award.

                              AMERILINK CORPORATION

9.  STOCK OPTIONS AND STOCK INCENTIVE PLAN - CONTINUED

      The following table summarizes all stock option transactions under the Stock Incentive Plan for the fiscal years ended April 2, 1995, March 31, 1996, and March 30, 1997.


                                     1995                              1996                           1997
                          ------------------------------------------------------------------------------------------------

                                             Weighted                          Weighted                       Weighted
                                             Average                           Average                         Average
                           Options        Exercise Price       Options      Exercise Price     Options      Exercise Price
                          ------------------------------------------------------------------------------------------------

 Outstanding - beginning
        of year                 ----                             124,875                        142,450

        Granted              134,125         $  8.75              26,375         $  8.00         48,425         $  7.75
       Forfeited              (9,250)        $  8.00              (8,800)        $  8.00        (13,385)        $  7.95
                             -------                             -------                        -------

 Outstanding - end of year   124,875         $  8.80             142,450         $  8.70        177,490         $  8.50
                             -------                             -------                        -------

 Exercisable at end of year     ---                               23,684         $  8.84         49,125         $  8.81
                                                                 -------                        -------


         The following table summarizes information about stock options outstanding at March 30, 1997:


                                        Options Outstanding                       Options Exercisable
                           ----------------------------------------------  ----------------------------------

                                        Weighted Average    Weighted                              Weighted
                                           Remaining         Average                              Average
RANGE OF EXERCISE PRICES    Options     Contractual Life   Exercise Price       Options        Exercise Price
-------------------------------------------------------------------------  ----------------------------------
   7.75 - $8.00             127,490             8.3          $   7.91            29,125          $  8.00


      $10.00                 50,000             7.4          $  10.00            20,000          $ 10.00
                            -------                                              ------

 Exercisable at end of year 177,490                                              49,125
                            -------                                              ------



          The Company adopted the disclosure requirements of Statement of Financial Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", but has elected to continue to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees". Under APB 25, no compensation expense for stock options has been recognized because the exercise price equals or exceeds the market price of the underlying stock on the date of grant. If compensation expense had been determined based on the estimated fair value of options granted in fiscal 1996 and 1997, consistent with the methodology in SFAS 123, the pro-forma effects on the Company's net income and net income per share would have been immaterial, and therefore, have not been provided.

                              AMERILINK CORPORATION

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)


          The following is a summary of the unaudited quarterly results from operations for the 52 weeks ended March 31, 1996 and March 30, 1997 (in thousands, except per share amounts).


                                  FIRST      SECOND      THIRD         FOURTH
                                 QUARTER    QUARTER     QUARTER        QUARTER
                               ------------------------------------------------
 Revenues:
   Fiscal 1996                 $ 11,044    $  16,415    $  15,661     $ 12,936
   Fiscal 1997                   13,521       15,663       16,731       17,121
 Gross profit:
   Fiscal 1996                    3,185        4,955        4,866        4,099
   Fiscal 1997                    4,500        5,181        5,850        6,207
 Income(loss) before
   income taxes:
   Fiscal 1996                     (344)         890          341         (201)
   Fiscal 1997                      369          514          830          978
 Net income (loss):
   Fiscal 1996                     (206)         534          245         (116)
   Fiscal 1997                      222          308          498          540
 Income (loss) per
   share
   Fiscal 1996                    (0.06)        0.15         0.07        (0.03)
   Fiscal 1997                     0.06         0.09         0.14         0.15

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by Item 10 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 11   EXECUTIVE COMPENSATION.

          The information required by Item 11 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by Item 12 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by Item 13 is contained in the Company's 1997 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) FINANCIAL STATEMENTS.


     The following consolidated financial statements and notes of the Company, together with the report thereon of Ernst & Young LLP, appear in Item 8 of this Annual Report on Form 10-K.

          Report of Independent Auditors
          Consolidated Balance Sheets as of March 31, 1996 and March 30, 1997 Consolidated Statements of Income for the 52 weeks ended
            April 2, 1995, March 31, 1996 and March 30, 1997
          Consolidated Statements of Changes in Shareholders' Equity for the 52
            weeks ended April 2, 1995, March 31, 1996 and March 30, 1997 Consolidated Statements of Cash Flows for the 52 weeks ended
            April 2, 1995, March 31, 1996 and March 30, 1997
          Notes to Consolidated Financial Statements


     (a) (2) FINANCIAL STATEMENT SCHEDULES.

     The following financial statement schedule of the Company appears on page 34 of this Annual Report on Form 10-K.

          Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are either not applicable, not required, or the required information is provided in the financial statements or notes thereto.


     (a) (3) SEE INDEX TO EXHIBITS ON PAGE 35.


     (b) REPORTS ON FORM 8-K.

     On January 13, 1997, the Company filed a current report on Form 8-K reporting under Item 5, Other Events, that Gerard B.
     Moersdorf, Jr. voluntarily resigned as a director of the Company for personal reasons.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:     June 24, 1997                      AMERILINK CORPORATION


               /s/  Larry R. Linhart
               ------------------------------
               By Larry R. Linhart, President
                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                   Date
---------                -----                                   ----

/s/ Larry R. Linhart     Chairman of the Board, President   June 24, 1997
----------------------     and Chief Executive Officer
Larry R. Linhart



/s/ James W. Brittan     Treasurer and Vice President       June 24, 1997
----------------------     Finance (Principal
James W. Brittan           Financial and Accounting
                           Officer)


/s/ Robert Powelson      Secretary and Director             June 24, 1997
----------------------
Robert Powelson


/s/ George Manser        Director                           June 24, 1997
----------------------
George Manser


/s/ William H. Largent   Director                           June 24, 1997
----------------------
William H. Largent

AMERILINK CORPORATION


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)



------------------------------------------------------------------------------------------------------------------------------------
           Column A                        Column B        Column C          Column D                Column E            Column F
------------------------------------------------------------------------------------------------------------------------------------
                                                          Additions        Additions
                                          Balance at     Charged to        Charged to                  (1)              Balance at
                                          Beginning       Cost an            Other                  Deductions            End of
        Description                       of Period       Expenses          Accounts                 Describe             Period
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 30, 1997
   Allowance for uncollectible accounts     $  95          $ 349                                    $ (273)              $  171
YEAR ENDED MARCH 31, 1996
   Allowance for uncollectible accounts     $  95          $  91                                    $  (91)              $   95
YEAR ENDED APRIL 2, 1995
   Allowance for uncollectible accounts     $  72          $ 158                                    $ (135)              $   95

---------------


(1)  Uncollectible accounts written off, net of recoveries.

                                INDEX TO EXHIBITS


  EXHIBIT NO.                      DESCRIPTION
  -----------                      -----------

     2.1.      Form of Recapitalization Agreement and Plan of Merger.*

     3.1.      Amended Articles of Incorporation.*

     3.2.      Code of Regulations.*

     4.1.      Specimen Certificate for Common Shares.*

     4.2. Bank Loan Agreement, dated December 29, 1994, between AmeriLink Corp. dba NaCom and Bank One, Columbus, N.A. (incorporated by reference to Exhibit 4.1 to the registrants quarterly report on Form 10-Q for the quarter ended January 1, 1995).

     4.3. Bank Loan Agreement Amendment dated September 29, 1995 between AmeriLink Corp. dba NaCom and Bank One, Columbus, N.A. (incorporated by reference to Exhibit 4.2 to the registrants quarterly report on form 10-Q for the quarter ended October 1, 1995).

     4.4. Bank Loan Agreement Amendment dated September 27, 1996 between AmeriLink Corp. dba NaCom and Bank One, Columbus, N.A. (incorporated by reference to Exhibit 4.2 to the registrants quarterly report on form 10-Q for the quarter ended September 29, 1996).

     10.1.     Form of 1994 Stock Incentive Plan.*

     10.2. Form of Executive Employment Agreement between Larry R. Linhart and Registrant.*

     10.3. Employment Agreement between Joseph L. Govern and Operating Company, dated October 1, 1991.*

     10.4.     Form of Joseph L. Govern Stock Option Agreement.*

     10.5. Form of Shareholders' Agreement among the Principal Shareholders and Registrant.*

     10.6. Form of Unconditional Guaranty Agreement between Principal Shareholders and the Operating Company.*

     10.7. Form of Demand Promissory Note from NaCom Corp. to the Operating Company.*

     10.8. Construction Agreement dated January 20, 1994 between the Operating Company and Cox Cable San Diego, Inc. (without exhibits).*

     10.9. Stock Purchase and Close Corporation Agreement as amended among the Principal Shareholders and the Operating Company (without exhibits).*

     10.10. Restricted Stock Award Agreement between AmeriLink Corporation and William H. Largent and George Manser.**

     11.1.     Statement regarding the computation of per share earnings. (Page
               39)**

     21.1.     Subsidiaries of the registrant.*

     23.1.     Consent of Ernst & Young LLP.**

     27.       Financial Data Schedule. **

-------------

  * Incorporated by reference from the registrants registration statement on form S-1, file no. 33-79832.

** Filed herewith.