Form 10-Q
period 1997-06-29
AMERILINK CORP
filed 1997-08-12
CIK 924774

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                              TO


            COMMISSION FILE NUMBER           0-24334
                                   ---------------------------


                          AMERILINK CORPORATION
         -----------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                OHIO                             31-1409345
   -------------------------------    ------------------------------------
   (STATE OF OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


           1900 E. DUBLIN-GRANVILLE ROAD, COLUMBUS, OHIO 43229
      ------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)



                              (614) 895-1313
           ----------------------------------------------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES    X   .   NO        .
                        -------       -------

   3,481,580 SHARES OF COMMON STOCK WERE OUTSTANDING AS OF AUGUST 6, 1997

                            AMERILINK CORPORATION
            QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 29, 1997


                         Index                                         Page No.
                         -----                                         --------

PART I: FINANCIAL INFORMATION


     Item 1 - Financial Statements

          Consolidated Balance Sheets as of March 30, 1997 and
          June 29, 1997 (Unaudited). . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income (Unaudited) for the
          thirteen weeks ended June 30, 1996 and June 29, 1997 . . . . .  4

          Consolidated Statements of Changes in Shareholders' Equity
          (Unaudited) for the thirteen weeks ended June 29, 1997 . . . .  5

          Consolidated Statements of Cash Flows (Unaudited) for the
          thirteen weeks ended June 30, 1996 and June 29, 1997 . . . . .  6

          Notes to Consolidated Financial Statements . . . . . . . . . .  7 - 8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . .  8 - 11


PART II: OTHER INFORMATION

          Items 1-6. . . . . . . . . . . . . . . . . . . . . . . . . . .  12
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                             AMERILINK CORPORATION
                         CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                March 30, 1997    June 29, 1997
-------------------------------------------------------------------------------
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents. . . . . . . . . . $     120,395    $    101,062
     Accounts receivable-trade, net of
      allowance for doubtful accounts of
      $171,000 and $252,000 . . . . . . . . . . .    13,558,789      12,795,095
     Work-in-process. . . . . . . . . . . . . . .     4,294,802       6,551,560
     Materials and supply inventories . . . . . .     1,509,840       1,345,345
     Other receivables. . . . . . . . . . . . . .       308,217         251,942
     Deferred income taxes. . . . . . . . . . . .       142,593         142,593
     Other. . . . . . . . . . . . . . . . . . . .       153,125         189,252
                                                  -------------    ------------
          Total current assets. . . . . . . . . .    20,087,761      21,376,849

Property and equipment - net. . . . . . . . . . .     5,928,062       6,111,356

Deposits and other assets . . . . . . . . . . . .       183,578         175,689
Deferred income taxes . . . . . . . . . . . . . .        11,710          11,710
                                                  -------------    ------------
Total assets. . . . . . . . . . . . . . . . . . . $  26,211,111    $ 27,675,604
                                                  -------------    ------------
                                                  -------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable . . . . . . . . . . . $   2,318,675    $  2,416,782
     Liability to subcontractors. . . . . . . . .     1,960,754       2,369,386
     Accrued compensation and related expenses. .     1,435,672       1,803,228
     Accrued insurance. . . . . . . . . . . . . .       368,257         429,894
     Income taxes . . . . . . . . . . . . . . . .       173,269         785,292
     Other. . . . . . . . . . . . . . . . . . . .        82,882         137,782
     Current maturities of long-term debt . . . .        69,190              --
                                                  -------------    ------------
          Total current liabilities . . . . . . .     6,408,699       7,942,364

Long-term debt, less current maturities . . . . .     9,000,000       7,750,000
                                                  -------------    ------------
          Total liabilities . . . . . . . . . . .    15,408,699      15,692,364

Shareholders' equity:
     Preferred stock, without par; 1,000,000 shares
      authorized; none issued or outstanding. . .            --              --
     Common stock, without par; 10,000,000 shares
      authorized; 3,481,580 shares issued
      and outstanding . . . . . . . . . . . . . .     8,084,645       8,084,645
     Retained earnings. . . . . . . . . . . . . .     2,717,767       3,898,595
                                                  -------------    ------------
          Total shareholders' equity. . . . . . .    10,802,412      11,983,240
                                                  -------------    ------------
Total liabilities and shareholders' equity. . . . $  26,211,111    $ 27,675,604
                                                  -------------    ------------
                                                  -------------    ------------



See notes to financial statements.

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

-------------------------------------------------------------------------------
                                                     Thirteen Weeks Ended
                                                  June 30, 1996   June 29, 1997
-------------------------------------------------------------------------------

Revenues. . . . . . . . . . . . . . . . . . . . . $  13,521,020    $ 21,651,070
Cost of sales . . . . . . . . . . . . . . . . . .     9,021,244      13,349,028
                                                  -------------    ------------
Gross profit. . . . . . . . . . . . . . . . . . .     4,499,776       8,302,042
Selling, general and administrative expenses. . .     4,004,152       6,136,163
                                                  -------------    ------------
Income from operations. . . . . . . . . . . . . .       495,624       2,165,879
Interest expense. . . . . . . . . . . . . . . . .      (127,632)       (165,051)
Other income. . . . . . . . . . . . . . . . . . .           622              --
                                                  -------------    ------------
Income before income taxes. . . . . . . . . . . .       368,614       2,000,828
Provision for income taxes. . . . . . . . . . . .       147,000         820,000
                                                  -------------    ------------
Net income. . . . . . . . . . . . . . . . . . . . $     221,614    $  1,180,828
                                                  -------------    ------------
                                                  -------------    ------------
Net income per common share . . . . . . . . . . . $        0.06    $       0.33
                                                  -------------    ------------
                                                  -------------    ------------
Weighted average common shares outstanding. . . .     3,639,952       3,596,027



See notes to financial statements.

                              AMERILINK CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THIRTEEN WEEKS ENDED JUNE 29, 1997
                                   (UNAUDITED)
-------------------------------------------------------------------------------
                                Number      Common      Retained
                              of Shares     Stock       Earnings        Total
-------------------------------------------------------------------------------
Balance at March 30,1997. . . 3,481,580  $ 8,084,645  $ 2,717,767  $ 10,802,412

Net income. . . . . . . . . .        --           --    1,180,828     1,180,828
                              ---------  -----------  -----------  ------------

Balance at June 29, 1997. . . 3,481,580  $ 8,084,645  $ 3,898,595  $ 11,983,240
                              ---------  -----------  -----------  ------------
                              ---------  -----------  -----------  ------------



See notes to financial statements.

                              AMERILINK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                  Thirteen Weeks Ended
                                                             June 30, 1996      June 29, 1997
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . .        $    221,614       $  1,180,828
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization . . . . . . . . . .             534,322            651,147
    Net gain (loss) on disposal of fixed assets . . .              (4,745)             3,120
    Changes in operating assets and liabilities:
       Accounts receivable and work-in-process. . . .            (701,768)        (1,493,064)
       Materials and supply inventories . . . . . . .            (348,070)           164,495
       Other receivables. . . . . . . . . . . . . . .              42,578             56,275
       Other current assets . . . . . . . . . . . . .              32,518            (36,127)
       Trade accounts payable . . . . . . . . . . . .             437,650             98,107
       Liability to subcontractors. . . . . . . . . .             152,773            408,632
       Accrued compensation and related expenses. . .              13,066            367,556
       Accrued insurance. . . . . . . . . . . . . . .            (257,546)            61,637
       Income taxes . . . . . . . . . . . . . . . . .             105,395            612,023
       Other current liabilities. . . . . . . . . . .               6,816             54,900
                                                             ------------       ------------
Net cash provided by operating activities . . . . . .             234,603          2,129,529

INVESTING ACTIVITIES
    Purchase of property and equipment. . . . . . . .            (609,169)        (1,004,126)
    Proceeds from sale of property and equipment. . .              85,065            166,565
    Deposits and other assets . . . . . . . . . . . .             (45,752)             7,889
                                                             ------------       ------------
Net cash used in investing activities . . . . . . . .            (569,856)          (829,672)

FINANCING ACTIVITIES
    Principal payments on long-term debt. . . . . . .          (4,430,000)        (8,394,190)
    Proceeds from borrowings on long-term debt. . . .           4,825,963          7,075,000
                                                             ------------       ------------
Net cash provided by (used in) financing activities .             395,963         (1,319,190)
                                                             ------------       ------------
    Increase (decrease) in cash and cash equivalents.              60,710            (19,333)
Cash and cash equivalents at beginning of period. . .              78,680            120,395
                                                             ------------       ------------
Cash and cash equivalents at end of period. . . . . .        $    139,390       $    101,062
                                                             ------------       ------------
                                                             ------------       ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid . . . . . . . . . . . . . . . . . .        $    129,633       $    166,454
    Income taxes paid . . . . . . . . . . . . . . . .        $     41,605       $    210,188



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

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the March 30, 1997 audited financial statements of AmeriLink Corporation contained in its Annual Report to Shareholders.

      The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the thirteen weeks ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

    RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not believe the adoption of the standard will have a significant effect on previous reported earnings per share.

    RECLASSIFICATIONS

      Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation.

2.  NET INCOME PER SHARE

      Net income per share is calculated by dividing net income by the weighted average shares outstanding for the period presented, including, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options.

3.  NOTES PAYABLE AND LONG-TERM DEBT

          Under a loan agreement with its commercial bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note which matures September 30, 1998. Interest on the note is prime minus 1% and is payable monthly, and there is a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $7,750,000 at June 29, 1997.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


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


COMPARISONS OF THIRTEEN WEEKS ENDED JUNE 30, 1996 AND JUNE 29, 1997


REVENUES

      Total revenues for the first quarter of fiscal 1998 were $21,651,070 compared to $13,521,020 for the first quarter of fiscal 1997, an increase of 60%.

      Revenues derived from residential and commercial premises wiring activities increased by 81% to a record $18.6 million in the first quarter of fiscal 1998, versus approximately $10.2 million in the prior year period. Such revenues accounted for 86% of the Company's total revenues for the most recent quarter, versus 76% a year earlier, consistent with the Company's announced strategy to focus efforts on premises wiring activities.

      Premises wiring revenues derived from telephone companies increased to approximately $8.3 million (approximately 38% of total company revenues) in the first quarter of fiscal 1998 compared to approximately $0.6 million (approximately 4% of total company revenues) in the first quarter of fiscal 1997. Of the total $8.3 million of revenues from telephone companies (approximately $3.7 million or 17% of total company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation.

The Company believes that as a result of the Telecommunications Act of 1996, certain telephone companies have increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies. The first quarter of fiscal 1998 included telephone company revenues of approximately $1.1 million via a contract that was terminated in June 1997, due to the customer's decision to stop deployment of its hardwire cable system.

      Gross profit for the first quarter of fiscal 1998 was $8,302,042, or 38.3% of revenues, as compared to $4,499,776, or 33.3% of revenues, the first quarter of fiscal 1997. The increase in gross margin is due primarily to a decrease in cabling materials expense (included in cost of sales) as a percent of total company revenues. The majority of the Company's commercial network cabling contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation.
 These cabling materials, which are billed at near cost, comprised approximately 8% of total company revenues in the first quarter of fiscal 1998 versus approximately 15% in the comparable period last year. The percentage decline in cabling materials is primarily due to strong first quarter fiscal 1998 labor only revenues derived from telephone companies.
The increase in gross margin is also a result of subcontractor production costs, which decreased as a percent of labor cabling revenues in the first quarter of fiscal 1998 compared to the corresponding period last year. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market, and other items.


SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general, and administrative expenses for the first quarter of fiscal 1998 were $6,136,163 or 28.3% of revenues as compared to $4,004,152 or 29.6% of revenues for fiscal 1997.

      The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for the first quarter of fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.


INTEREST EXPENSE

      Interest expense was $165,051 or 0.8% of revenues for the first quarter of fiscal 1998 as compared to $127,632 or 0.9% of revenues for the first quarter of fiscal 1997.

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

      Combined accounts receivable and work-in-process at June 29, 1997 totaled $19,346,655 compared to $17,853,591 at March 30, 1997, an increase of $1,493,064 or 8%. This increase is due primarily to the record level of revenues that the Company recorded during the fiscal 1998 first quarter which ended June 29, 1997. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business in sufficient amounts to permit it to comply with all covenants and terms of its revolving credit note. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

      Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements.

      The Company reviews credit arrangements with its commercial bank annually. As of June 29, 1997, the Company had available $4,250,000 under its revolving credit note versus $3,000,000 available at March 30, 1997, an increase of $1,250,000 in available funds. The Company does not anticipate difficulties in obtaining additional credit from its commercial bank should the need arise. The Company will also periodically examine financing capital needs through the issuance of additional common stock.

      Management believes that current and possible additional credit from its commercial bank, cash flow from operations, and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

      CURRENT CREDIT ARRANGEMENTS. Under a loan agreement with its commercial bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note which matures September 30, 1998. Interest on the note is prime minus 1% and is payable monthly, and there is a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $7,750,000 at June 29, 1997.

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

      CASH FLOW FROM OPERATING ACTIVITIES.    For the first three months of
fiscal 1998, net cash provided by operating activities was $2,129,529. This was due primarily to the Company's net income, depreciation and amortization, and income taxes payable which combined totaled $2,443,998. These items were somewhat negated by increases in accounts receivable and work-in-process that were not offset by corresponding increases in trade accounts payable and liabilities to subcontractors. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

      CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities for the first three months of fiscal 1998 totaled $829,672 versus $569,856 for the corresponding period last year. Cash used in investing activities is primarily a result of the purchase of property and equipment, which totaled $1,004,126 (4.6% of revenues) for the fiscal 1998 first quarter versus $609,169 (4.5% of revenues) for the comparable period last year.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

      The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, CLECs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's cable television customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the Company's fourth fiscal quarter. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. Telecommunication providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and generally difficult working environments. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them.
 For the first quarter of fiscal 1998, the Company recorded approximately $8.3 million in revenues (38% of total company revenues) from telephone companies that were investing in relatively new markets by building or expanding broadband or wireless video systems. Of the total $8.3 million of revenues from telephone companies (approximately $3.7 million or 17% of total company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.


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

          (b)  No reports on Form 8-K have been filed
               during the quarter ended June 29, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERILINK CORPORATION
                                   (Registrant)



Date:     August 11, 1997          By:/s/Larry R. Linhart
                                      -------------------------------
                                      Larry R. Linhart
                                      Chief Executive Officer
                                      President




Date:     August 11, 1997          By:/s/James W. Brittan
                                      -------------------------------
                                      James W. Brittan
                                      Vice President of Finance
                                      (Principal Financial and Accounting
                                      Officer)