Form 10-Q
period 1997-09-28
AMERILINK CORP
filed 1997-11-12
CIK 924774

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 28, 1997
                                              --------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from           to
                                             ---------    ---------

                    Commission file number        0-24334
                                            ------------------

                              AMERILINK CORPORATION
             (Exact name of registrant as specified in its charter)



                Ohio                                31-1409345
   -------------------------------      ------------------------------------
   (State of other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


               1900 E. Dublin-Granville Road, Columbus, Ohio 43229
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)



                              (614) 895-1313
        ------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No
                             -----    -----

4,205,580 shares of common stock were outstanding as of November 3, 1997

                             AmeriLink Corporation
            QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 28, 1997


                         Index                                         Page No.
                         -----                                         --------

PART I: FINANCIAL INFORMATION


   Item 1 - Financial Statements

            Consolidated Balance Sheets as of March 30, 1997 and
            September 28, 1997 (Unaudited)                                  3

            Consolidated Statements of Income (Unaudited) for the
            twenty-six weeks ended September 29, 1996 and
            September 28, 1997                                              4

            Consolidated Statements of Income (Unaudited) for the
            thirteen weeks ended September 29, 1996 and
            September 28, 1997                                              5

            Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the twenty-six weeks ended
            September 28, 1997                                              6

            Consolidated Statements of Cash Flows (Unaudited) for the twenty-six weeks ended September 29, 1996 and
            September 28, 1997                                              7

            Notes to Consolidated Financial Statements (Unaudited)          8-9

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9-14


PART II: OTHER INFORMATION

            Items 1-6                                                      14-15
            Signatures                                                     16

                              AMERILINK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                  March 30, 1997  September 28, 1997
------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $   120,395   $    88,524
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $171,000 and $270,000         13,558,789    14,383,018
  Work-in-process                                       4,294,802     5,731,672
  Materials and supply inventories                      1,509,840     1,722,858
  Other receivables                                       308,217       217,598
  Deferred income taxes                                   142,593       142,593
  Other                                                   153,125       184,302
                                                      -----------   -----------
    Total current assets                               20,087,761    22,470,565

Property and equipment - net                            5,928,062     7,507,885

Deposits and other assets                                 183,578       187,164
Deferred income taxes                                      11,710        11,710
                                                      -----------   -----------
Total assets                                          $26,211,111   $30,177,324
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                              $ 2,318,675   $ 3,279,865
  Liability to subcontractors                           1,960,754     3,188,532
  Accrued compensation and related expenses             1,435,672     2,243,247
  Accrued insurance                                       368,257       438,547
  Income taxes                                            173,270        44,102
  Other                                                    82,881       112,686
  Current maturities of long-term debt                     69,190            --
                                                      -----------   -----------
    Total current liabilities                           6,408,699     9,306,979

Long-term debt, less current maturities                 9,000,000     7,250,000
                                                      -----------   -----------
    Total liabilities                                  15,408,699    16,556,979

Shareholders' equity:
  Preferred stock, without par; 1,000,000 shares
    authorized; none issued or outstanding                     --            --
  Common stock, without par; 10,000,000 shares
    authorized; 3,481,580 in 1997 and 3,525,580
    in 1998 shares issued and outstanding               8,084,645     8,509,913
  Retained earnings                                     2,717,767     5,110,432
                                                      -----------   -----------
    Total shareholders' equity                         10,802,412    13,620,345
                                                      -----------   -----------
Total liabilities and shareholders' equity            $26,211,111   $30,177,324
                                                      -----------   -----------
                                                      -----------   -----------

-------------------------------------------------------------------------------

See notes to financial statements.

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


--------------------------------------------------------------------------------
                                                   Twenty-six Weeks Ended
                                           September 29, 1996 September 28, 1997
--------------------------------------------------------------------------------


Revenues                                          $29,183,984  $43,368,194
Cost of sales                                      19,503,376   26,728,259
                                                  -----------  -----------
Gross profit                                        9,680,608   16,639,935
Selling, general and administrative expenses        8,522,845   12,342,181
                                                  -----------  -----------
Income from operations                              1,157,763    4,297,754
Interest expense                                     (278,706)    (296,089)
Other income                                            3,828           --
                                                  -----------  -----------
Income before income taxes                            882,885    4,001,665
Provision for income taxes                            353,000    1,609,000
                                                  -----------  -----------
Net income                                        $   529,885  $ 2,392,665
                                                  -----------  -----------
                                                  -----------  -----------
Net income per common share                       $      0.15  $      0.64
                                                  -----------  -----------
                                                  -----------  -----------
Weighted average common shares outstanding          3,615,755    3,757,411

--------------------------------------------------------------------------------

See notes to financial statements.

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

----------------------------------------------------------------------------------------
                                                           Thirteen Weeks Ended
                                                  September 29, 1996  September 28, 1997
----------------------------------------------------------------------------------------
Revenues                                               $15,662,964       $21,717,124
Cost of sales                                           10,482,132        13,379,231
                                                       -----------       -----------
Gross profit                                             5,180,832         8,337,893
Selling, general and administrative expenses             4,518,693         6,206,018
                                                       -----------       -----------
Income from operations                                     662,139         2,131,875
Interest expense                                          (151,074)         (131,038)
Other income                                                 3,206                --
                                                       -----------       -----------
Income before income taxes                                 514,271         2,000,837
Provision for income taxes                                 206,000           789,000
                                                       -----------       -----------
Net income                                             $   308,271       $ 1,211,837
                                                       -----------       -----------
                                                       -----------       -----------
Net income per common share                            $      0.09       $      0.31
                                                       -----------       -----------
                                                       -----------       -----------
Weighted average common shares outstanding               3,591,558         3,918,794

----------------------------------------------------------------------------------------

See notes to financial statements.

                              AMERILINK CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE TWENTY-SIX WEEKS ENDED SEPTEMBER 28, 1997
                                   (UNAUDITED)


------------------------------------------------------------------------------------------
                                      Number         Common       Retained
                                      of Shares      Stock        Earnings        Total
------------------------------------------------------------------------------------------
Balance at March 30, 1997            3,481,580    $8,084,645    $2,717,767    $10,802,412

Net income                                  --            --     2,392,665      2,392,665

Exercise of stock options               44,000       192,000            --        192,000

Tax benefit associated with
    exercise of stock options               --       233,268            --        233,268
                                     ---------    ----------    ----------    -----------
Balance at September 28, 1997        3,525,580    $8,509,913    $5,110,432    $13,620,345
                                     ---------    ----------    ----------    -----------
                                     ---------    ----------    ----------    -----------

-----------------------------------------------------------------------------------------

See notes to financial statements.

                              AMERILINK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                            Twenty-six Weeks Ended
                                                                    September 29, 1996  September 28, 1997
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $   529,885       $ 2,392,665
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                            1,055,297         1,384,077
  Net loss (gain) on disposal of fixed assets                                (36,355)            4,082
  Changes in operating assets and liabilities:
    Accounts receivable and work-in-process                               (3,741,877)       (2,261,099)
    Materials and supply inventories                                        (177,897)         (213,018)
    Other receivables                                                       (233,952)           90,619
    Other current assets                                                     (99,551)          (31,177)
    Trade accounts payable                                                   561,580           961,191
    Liability to subcontractors                                              246,376         1,227,778
    Accrued compensation and related expenses                                 13,956           807,575
    Accrued insurance                                                       (152,219)           70,290
    Income taxes                                                             266,915          (129,168)
    Other current liabilities                                                  5,920            29,805
                                                                         -----------       -----------
Net cash provided by (used in) operating activities                       (1,761,922)        4,333,620

INVESTING ACTIVITIES
  Purchase of property and equipment                                      (1,315,765)       (3,214,082)
  Proceeds from sale of property and equipment                               471,049           246,099
  Deposits and other assets                                                 (101,135)           (3,586)
                                                                         -----------       -----------
Net cash used in investing activities                                       (945,851)       (2,971,569)

FINANCING ACTIVITIES
  Principal payments on long-term debt                                    (8,310,000)      (15,719,190)
  Proceeds from borrowings on long-term debt                              11,050,963        13,900,000
  Exercise of stock options                                                       --           192,000
  Tax benefit associated with exercise of stock options                           --           233,268
                                                                         -----------       -----------
Net cash provided by (used in) financing activities                        2,740,963        (1,393,922)
                                                                         -----------       -----------
  Increase (decrease) in cash and cash equivalents                            33,190           (31,871)
Cash and cash equivalents at beginning of period                              78,680           120,395
                                                                         -----------       -----------
Cash and cash equivalents at end of period                               $   111,870       $    88,524
                                                                         -----------       -----------
                                                                         -----------       -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                                          $   284,130       $   253,878
  Income taxes paid                                                      $    86,465       $ 1,296,922

----------------------------------------------------------------------------------------------------------

See notes to financial statements.

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS

     AmeriLink Corporation (the "Company") is a nationwide provider to the telecommunications industry of cabling services for the transmission of video, voice and data. The Company designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for telephone service providers, including regional Bell operating companies ("RBOCs"), traditional local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs") and long distance carriers acting as CLECs (collectively, "Telcos"); major cable television multiple system operators ("MSOs"); systems integrators and users of local area network ("LAN") systems; and direct broadcast satellite ("DBS") providers. The Company, which conducts business under the trade name "NaCom," currently markets and provides its services through a national network of 18 regional offices and 11 satellite offices which in fiscal 1997 served customers in 44 states.

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim
periods.   The results of operations for the twenty-six weeks ended September
28, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3. NOTES PAYABLE AND LONG-TERM DEBT

     Under a loan agreement with its commercial bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note which matures September 30, 1998. Interest on the note is prime minus 1% and is payable monthly, and there is a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $7,250,000 at September 28, 1997.

4. STOCK OFFERING

     On October 23, 1997, the Company's registration statement for a public offering was declared effective by the Securities and Exchange Commission and the Company issued 600,000 new shares of its common stock. The net proceeds from the offering were $14,175,000 before deducting related expenses estimated to be approximately $350,000. The Company used part of the proceeds to pay in full the outstanding balance of its unsecured revolving credit note with its commercial bank.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Act of 1995) contained in this Report, including, but not limited to, statements concerning the adequacy of the Company's cost structure, collectibility of its accounts receivable and adequacy of its capital resources, or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. These important factors include, among others, competitive and regulatory risks associated with the telecommunications industry, the risk of changing market conditions and customer purchase authorizations which may be influenced by budget cycles of the Company's customers, consolidation within the telecommunications industry, and the success of various technologies and business strategies employed by the Company's customers, and other risks described in the Company's Securities and Exchange Commission filings, including, but not limited to, the factors described under the caption "Variability in Quarterly Results and Seasonality" below.

RESULTS OF OPERATIONS

     Revenue is generated from cabling projects performed via work orders issued under master contracts. Contract costs may vary depending upon the contract volume, the level of productivity, competitive factors in the local market, and other items. Cost of sales includes subcontractor production costs, materials not supplied by the customer, vehicle and machinery expenses, and business insurance related costs. Selling, general and administrative expenses consist primarily of field employee wages and payroll costs. The Company believes that its selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenue levels and projected longer term revenue levels. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas.

COMPARISONS OF TWENTY-SIX WEEKS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 28, 1997


REVENUES

     Total revenues for the first six months of fiscal 1998 were $43,368,194 compared to $29,183,984 for the first six months of fiscal 1997, an increase of 48.6%.

     Total residential and commercial premises wiring revenues for the first six months of fiscal 1998 increased 61.5% to approximately $38.2 million (approximately 88% of total Company revenues) compared to approximately $23.7 million (approximately 81% of total Company revenues) in the comparable period in fiscal 1997. Premises wiring services to telephone companies for video systems increased to approximately $15.6 million in the first six months of fiscal 1998 versus approximately $1.4 million in the prior year period. Of the total $15.6 million of revenues to telephone companies for video systems in fiscal 1998, approximately $8.4 million (approximately 19% of total Company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a division of GTE.

     Outside plant construction revenues for the first six months of fiscal 1998 declined to approximately $5.2 million from approximately $5.5 million in fiscal 1997, reflecting management's strategy to increase its emphasis on premises wiring services.

GROSS PROFIT

     Gross profit for the first six months of fiscal 1998 was $16,639,935 or 38.4% of revenues, as compared to $9,680,608, or 33.2% of revenues, the first six months of fiscal 1997. The increase in gross margin is due primarily to a decrease in cabling materials expense (included in cost of sales) as a percent of total Company revenues. The majority of the Company's commercial network cabling contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation.
 These cabling materials, which are billed at near cost, comprised approximately 8% of total Company revenues in the first six months of fiscal 1998 versus approximately 17% in the comparable period in fiscal 1997. The percentage decline in cabling materials is primarily due to an increase in labor only revenues derived from telephone companies. The increase in gross margin is also a result of subcontractor production costs, which decreased as a percent of labor cabling revenues in the first six months of fiscal 1998 compared to fiscal 1997. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market, and other items. The Company's overall operating results for the first six months of fiscal 1997 were negatively impacted by operating losses of approximately $370,000 as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general, and administrative expenses for the first six months of fiscal 1998 were $12,342,181 or 28.5% of revenues as compared to $8,522,845 or 29.2% of revenues for fiscal 1997.

     The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for the first six months of fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.

INTEREST EXPENSE

     Interest expense was $296,089 or 0.7% of revenues for the first six months of fiscal 1998 as compared to $278,706 or 1.0% of revenues for the first six months of fiscal 1997. The dollar increase in interest expense is primarily due to increased borrowings to finance accounts receivable and work-in-process.

COMPARISONS OF THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 28, 1997

REVENUES

     Total revenues for the second quarter of fiscal 1998 were $21,717,124 compared to $15,662,964 for the second quarter of fiscal 1997, an increase of 38.7%.

     Revenues derived from residential and commercial premises wiring activities increased by 46.5% to a record $19.6 million in the second quarter of fiscal 1998, versus approximately $13.4 million in the prior year period. These revenues accounted for 90.5% of the Company's total revenues for the most recent quarter, versus 85.6% a year earlier, consistent with the Company's announced strategy to focus efforts on premises wiring activities.


     Premises wiring revenues derived from Telcos that are building or expanding video systems increased to approximately $7.4 million (approximately 34% of total Company revenues) in the second quarter of fiscal 1998 compared to approximately $0.8 million (approximately 5% of total Company revenues) in the second quarter of fiscal 1997. Of the total $7.4 million of revenues to Telcos for video systems, approximately $4.6 million or 21.3% of total Company revenues was generated from work orders issued under contracts with GTE Media Ventures, a division of GTE. The Company believes that as a result of the Telecommunications Act, certain Telcos have increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies.

     In early fiscal 1998, the Company began providing residential voice and data cabling services to telephone companies (currently MCI Communications Corporation and US West, Inc.) as part of its overall strategy of expanding the cabling services it performs for Telcos, and diversifying the cabling services it performs. Premises wiring revenues from telephone companies for voice and data services in the second quarter of fiscal 1998 were approximately $0.8 million.

GROSS PROFIT

     Gross profit for the second quarter of fiscal 1998 was $8,337,893, or 38.4% of revenues, as compared to $5,180,832, or 33.1% of revenues, the second quarter of fiscal 1997. The increase in gross margin is due primarily to a decrease in cabling materials expense (included in cost of sales) as a percent of total Company revenues. The majority of the Company's commercial network cabling contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation. These cabling materials, which are billed at near cost, comprised approximately 8% of total Company revenues in the second quarter of fiscal 1998 versus approximately 19% in the comparable period in fiscal 1997. The percentage decline in cabling materials is primarily due to strong second quarter fiscal 1998 labor only revenues derived from Telcos. The increase in gross margin is also a result of subcontractor production costs, which decreased as a percent of labor cabling revenues in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market, and other items. The Company's overall operating results for the second quarter of fiscal 1997 were negatively impacted by operating losses of approximately $200,000 as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general, and administrative expenses for the second quarter of fiscal 1998 were $6,206,018 or 28.6% of revenues as compared to $4,518,693 or 28.8% of revenues for fiscal 1997.

     The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for the second quarter of fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.

INTEREST EXPENSE

     Interest expense was $131,038 or 0.6% of revenues for the second quarter of fiscal 1998 as compared to $151,074 or 1.0% of revenues for the second quarter of fiscal 1997. The dollar decrease in interest expense is primarily due to decreased borrowings to finance accounts receivable and work-in-process as a result of an increase in net cash provided by the Company's operating activities.

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

     Combined accounts receivable and work-in-process at September 28, 1997 totaled $20,114,690 compared to $17,853,591 at March 30, 1997, an increase of $2,261,099 or 12.7%. This increase is due primarily to the record level of revenues that the Company recorded during the first six months of fiscal 1998 which ended September 28, 1997. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business in sufficient amounts to permit it to comply with all covenants and terms of its revolving credit note. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

     Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements.

     The Company reviews credit arrangements with its commercial bank annually. As of September 28, 1997, the Company had available $4,750,000 under its revolving credit note versus $3,000,000 available at March 30, 1997, an increase of $1,750,000 in available funds. The Company does not anticipate difficulties in obtaining additional credit from its commercial bank should the need arise.

     On October 23, 1997, the Company completed a public offering in which it issued 600,000 additional shares. The net proceeds from the offering were $14,175,000 before deducting related expenses estimated to be approximately $350,000. Proceeds from the offering were used to pay in full the outstanding balance of its revolving credit note.

     Management believes that current and possible additional credit from its commercial bank, cash flow from operations, and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

     CURRENT CREDIT ARRANGEMENTS.   Under a loan agreement with its
commercial bank that was amended September 27, 1996, the Company has a $12,000,000 unsecured revolving credit note which matures September 30, 1998. Interest on the note is prime minus 1% and is payable monthly, and there is a commitment fee of 1/4% on any unused portion of the note. Borrowings under the revolving credit note were $7,250,000 at September 28, 1997.

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

     CASH FLOW FROM OPERATING ACTIVITIES.   For the first six months of
fiscal 1998, net cash provided by operating activities was $4,333,620. This was due primarily to the Company's net income, depreciation and amortization, and accrued compensation and related expenses which combined totaled $4,584,317. These items were somewhat negated by increases in accounts receivable and work-in-process that were not offset by corresponding increases in trade accounts payable and liabilities to subcontractors. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

     CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities for the first six months of fiscal 1998 totaled $2,971,569 versus $945,851 for the corresponding period last year. Cash used in investing activities is primarily a result of the purchase of property and equipment, which totaled $3,214,082 (7.4% of revenues) for the fiscal 1998 first six months versus $1,315,765 (4.5% of revenues) for the comparable period last year. The increase in property and equipment as a percentage of sales is primarily the result of vehicles which were purchased during the second quarter for new projects.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services.
 The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company' s customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the Company's fourth fiscal quarter. Telecommunications providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cable services due to the limited and lost production associated with poor driving conditions and generally difficult working environments. Operating results may also be affected by the capital spending patterns of the Company's customers and the success of various technologies and business strategies employed by them. In fiscal 1997, the Company recorded approximately $10.3 million (or 16.4% of total revenues for the year), and for the first six months of fiscal 1998, the Company recorded approximately $15.6 million (or 36% of total revenues for the period) in revenues from Telcos, that are building or expanding video systems. Of the total $15.6 million of revenues from Telcos, approximately $8.4 million (or 19% of total Company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.


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


Item 1.       LEGAL PROCEEDINGS.  NOT APPLICABLE

Item 2.       CHANGE IN SECURITIES.   NOT APPLICABLE

Item 3.       DEFAULTS UPON SENIOR SECURITIES.   NOT APPLICABLE

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


              On August 19, 1997, the Company held its Annual Meeting of Shareholders. The only matter submitted to the vote of shareholders was the election of three directors, each to serve until the 1999 Annual Meeting of Shareholders. The following table provides the number of votes cast for and withheld as to the election of directors.


     Name of Nominee                       For          Withheld
     ---------------                       ---          --------
     Larry R. Linhart                   3,429,333         4,312
     Robert L. Powelson                 3,429,333         4,312
     Richard W. Rubenstein              3,429,333         4,312


Item 5.       OTHER INFORMATION.   NOT APPLICABLE

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits

     Exhibit No.                   Description
     -----------                   -----------
        27           Financial Data Schedule filed herewith
                     as part of this report on Form 10-Q.

              (b)    No reports on Form 8-K have been filed
                     during the quarter ended September 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERILINK CORPORATION
                                   (Registrant)



Date:     November 5, 1997         By: /s/ Larry R. Linhart
                                       --------------------------------
                                       Larry R. Linhart
                                       Chief Executive Officer
                                       President




Date:     November 5, 1997         By: /s/ James W. Brittan
                                       --------------------------------
                                       James W. Brittan
                                       Vice President of Finance
                                       (Principal Financial and Accounting
                                       Officer)