Form 10-Q
period 1997-12-28
AMERILINK CORP
filed 1998-02-10
CIK 924774

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 28, 1997

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from            to
                                         ----------    ----------


                   Commission file number     0-24334
                                          ---------------

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



                                   (614) 895-1313
             -----------------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X .   No    .
                        ---       ---
4,226,280 shares of common stock were outstanding as of February 5, 1998

                            AMERILINK CORPORATION
          QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 28, 1997


                         INDEX                                         PAGE NO.
                         -----                                         --------
PART I: FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheets as of March 30, 1997 and
          December 28, 1997 (Unaudited)                                     3

          Consolidated Statements of Income (Unaudited) for the
          thirty-nine weeks ended December 29, 1996 and
          December 28, 1997                                                 4

          Consolidated Statements of Income (Unaudited) for the
          thirteen weeks ended December 29, 1996 and
          December 28, 1997                                                 5

          Consolidated Statements of Changes in Shareholders' Equity
          (Unaudited) for the thirty-nine weeks ended December 28, 1997     6

          Consolidated Statements of Cash Flows (Unaudited ) for the thirty-nine weeks ended December 29, 1996 and
          December 28, 1997                                                 7

          Notes to Consolidated Financial Statements (Unaudited)          8 - 9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10 - 15


PART II: OTHER INFORMATION

          Items 1-6                                                        15
          Signatures                                                       16

                          AMERILINK CORPORATION
                       CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------
                                       March 30, 1997  December 28, 1997
------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents            $   120,395    $ 6,008,250
    Accounts receivable-trade, net of
       allowance for doubtful
       accounts of $171,000 and $170,000  13,558,789     14,318,981
   Work-in-process                         4,294,802      7,253,635
   Materials and supply inventories        1,509,840      1,634,222
   Other receivables                         308,217        262,480
   Deferred income taxes                     142,593        142,593
   Other                                     153,125        321,538
                                         -----------    -----------
      Total current assets                20,087,761     29,941,699

Property and equipment - net               5,928,062      7,717,636

Deposits and other assets                    183,578        217,327

Deferred income taxes                         11,710         11,710
                                         -----------    -----------
Total assets                             $26,211,111    $37,888,372
                                         -----------    -----------
                                         -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                $ 2,318,675    $ 2,908,401
   Liability to subcontractors             1,960,754      2,209,117
   Accrued compensation and related        1,435,672      2,099,164
    expenses
   Accrued insurance                         368,257        437,506
   Income taxes                              173,270             --
   Other                                      82,881        157,619
   Current maturities of long-term debt       69,190             --
                                         -----------    -----------
      Total current liabilities            6,408,699      7,811,807

Long-term debt, less current maturities    9,000,000             --
                                         -----------    -----------
      Total liabilities                   15,408,699      7,811,807

Shareholders' equity:
   Preferred stock, without par;
     1,000,000 shares authorized;
     none issued or outstanding                   --             --
   Common stock, without par; 10,000,000
     shares authorized; 3,481,580 in
     1997 and 4,226,280 in 1998 shares
     issued and outstanding                8,084,645     23,577,295
   Retained earnings                       2,717,767      6,499,270
                                         -----------    -----------
       Total shareholders' equity         10,802,412     30,076,565
                                         -----------    -----------
Total liabilities and shareholders'
  equity                                 $26,211,111    $37,888,372
                                         -----------    -----------
                                         -----------    -----------
------------------------------------------------------------------------

See notes to financial statements.

                            AMERILINK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

-------------------------------------------------------------------------
                                            Thirty-nine Weeks Ended
                                     December 29, 1996  December 28, 1997
-------------------------------------------------------------------------
Revenues                                 $45,915,307       $66,103,957
Cost of sales                             30,384,268        40,672,955
                                         -----------       -----------
Gross profit                              15,531,039        25,431,002
Selling, general and administrative
expenses                                  13,364,015        18,819,377
                                         -----------       -----------
Income from operations                     2,167,024         6,611,625
Interest expense                            (461,106)         (288,122)
Other income                                   7,019                --
                                         -----------       -----------
Income before income taxes                 1,712,937         6,323,503
Provision for income taxes                   685,000         2,542,000
                                         -----------       -----------
Net income                               $ 1,027,937       $ 3,781,503
                                         -----------       -----------
                                         -----------       -----------
Net income per common share
    Basic                                $      0.30       $      1.03
                                         -----------       -----------
                                         -----------       -----------
    Diluted                              $      0.29       $      0.95
                                         -----------       -----------
                                         -----------       -----------
Weighted average common shares
outstanding
    Basic                                  3,478,580         3,661,240
    Diluted                                3,591,514         3,970,443
-------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

------------------------------------------------------------------------------------
                                                       Thirteen Weeks Ended
                                              December 29, 1996    December 28, 1997
------------------------------------------------------------------------------------
Revenues                                          $16,731,323         $22,735,763
Cost of sales                                      10,880,892          13,944,696
                                                  -----------         -----------
Gross profit                                        5,850,431           8,791,067
Selling, general and administrative expenses        4,841,170           6,477,196
                                                  -----------         -----------
Income from operations                              1,009,261           2,313,871
Interest income (expense)                            (182,400)              7,967
Other income                                            3,191                  --
                                                  -----------         -----------
Income before income taxes                            830,052           2,321,838
Provision for income taxes                            332,000             933,000
                                                  -----------         -----------
Net income                                        $   498,052          $1,388,838
                                                  -----------         -----------
                                                  -----------         -----------
Net income per common share
    Basic                                         $      0.14          $     0.35
                                                  -----------         -----------
                                                  -----------         -----------
    Diluted                                       $      0.14          $     0.32
                                                  -----------         -----------
                                                  -----------         -----------
Weighted average common shares outstanding
    Basic                                           3,478,580           3,992,126
    Diluted                                         3,543,033           4,396,509
------------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THIRTY-NINE WEEKS ENDED DECEMBER 28, 1997
                                     (UNAUDITED)

------------------------------------------------------------------------------
                                Number       Common     Retained
                              of Shares      Stock      Earnings      Total
------------------------------------------------------------------------------
Balance at March 30, 1997      3,481,580   $8,084,645  $2,717,767  $10,802,412

Net income                            --           --   3,781,503    3,781,503

Net proceeds from sale of
  common stock, less issuance
  expenses of $279,443           600,000   13,895,557          --   13,895,557

Exercise of stock options        144,700      617,325          --      617,325

Tax benefit associated with
  exercise of stock options           --      979,768          --      979,768
                              ----------  -----------  ----------  -----------
Balance at December 28, 1997   4,226,280  $23,577,295  $6,499,270  $30,076,565
                              ----------  -----------  ----------  -----------
                              ----------  -----------  ----------  -----------

------------------------------------------------------------------------------

See notes to financial statements.

                                AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

------------------------------------------------------------------------------------
                                                      Thirty-nine Weeks Ended
                                                December 29, 1996  December 28, 1997
------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                         $  1,027,935       $  3,781,503
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
    Depreciation and amortization                      1,597,738         2,196,165
    Net gain on disposal of fixed assets                (26,143)           (15,887)
    Changes in operating assets and liabilities:
       Accounts receivable and work-in-process       (5,483,402)        (3,719,024)
       Materials and supply inventories                 271,029           (124,382)
       Other receivables                                (47,273)            45,737
       Other current assets                              (9,717)            28,863
       Trade accounts payable                           214,272            589,726
       Liability to subcontractors                      332,178            248,363
       Accrued compensation and related expenses        188,214            663,492
       Accrued insurance                               (190,282)            69,249
       Income taxes                                     365,068           (370,546)
       Other current liabilities                         (2,388)            74,738
                                                   ------------       ------------
Net cash provided by (used in) operating activities  (1,762,771)         3,467,997

INVESTING ACTIVITIES
   Purchase of property and equipment                (1,947,346)        (4,255,613)
   Proceeds from sale of property and equipment         617,118            285,760
   Deposits and other assets                           (100,138)           (33,749)
                                                   ------------       ------------
Net cash used in investing activities                (1,430,366)        (4,003,602)

FINANCING ACTIVITIES
   Principal payments on long-term debt             (12,745,000)       (25,794,190)
   Proceeds from borrowings on long-term debt        16,005,963         16,725,000
   Proceeds from issuance of common stock                    --         13,895,557
   Exercise of stock options                                 --            617,325
   Tax benefit associated with
     exercise of stock options                               --            979,768
                                                   ------------       ------------
Net cash provided by financing activities             3,260,963          6,423,460
                                                   ------------       ------------
   Increase in cash and cash equivalents                 67,826          5,887,855
Cash and cash equivalents at beginning of period         78,680            120,395
                                                   ------------       ------------
Cash and cash equivalents at end of period         $    146,506       $  6,008,250
                                                   ------------       ------------
                                                   ------------       ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                   $    465,223       $    347,281
   Income taxes paid                               $    294,932       $  1,891,724
------------------------------------------------------------------------------------

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim
periods.   The results of operations for the thirty-nine weeks ended December
28, 1997 are not necessarily indicative of the results to be expected for the full year.

    RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation.

2.  NET INCOME PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128. "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents consisting of shares subject to stock options. All prior periods presented have been restated to reflect this adoption.

2.  NET INCOME PER SHARE (CON'T)
     (In thousands - except per share data)

----------------------------------------------------------------------------------------------
                               Thirteen weeks ended               Thirty-nine weeks ended
                           Dec. 29, 1996     Dec. 28, 1997     Dec. 29, 1996     Dec. 28, 1997
----------------------------------------------------------------------------------------------
 Basic:
 Net income                   $  498            $ 1,389            $ 1,028          $ 3,782
                              ------            -------            -------          -------
                              ------            -------            -------          -------
 Weighted average common
     shares outstanding        3,479              3,992              3,479            3,661
                              ------            -------            -------          -------
                              ------            -------            -------          -------
 Net income per share         $ 0.14            $  0.35            $  0.30          $  1.03
                              ------            -------            -------          -------
                              ------            -------            -------          -------
 Diluted:

 Net income                   $  498            $ 1,389            $ 1,028          $ 3,782
                              ------            -------            -------          -------
                              ------            -------            -------          -------
 Weighted average common
     shares outstanding        3,479              3,992              3,479            3,661

 Common stock equivalents         64                405                113              309
                              ------            -------            -------          -------
     Total shares              3,543              4,397              3,592            3,970
                              ------            -------            -------          -------
                              ------            -------            -------          -------
 Net income per share         $ 0.14            $  0.32            $  0.29          $  0.95
                              ------            -------            -------          -------
                              ------            -------            -------          -------
----------------------------------------------------------------------------------------------

3.  NOTES PAYABLE AND LONG-TERM DEBT

     Under a loan agreement with its commercial bank that was amended November 17, 1997, the Company has a $12,000,000 unsecured revolving credit note which matures September 30, 1998. Interest on the note is prime minus 1% and is payable monthly. There is no commitment fee on any unused portion of the note and there were no borrowings outstanding as of December 28, 1997.

4.  STOCK OFFERING

     On October 23, 1997, the Company's registration statement for a public offering was declared effective by the Securities and Exchange Commission and the Company issued 600,000 new shares of its common stock. The net proceeds from the offering were $14,175,000 before deducting related expenses totaling
$279,443.   The Company used part of the proceeds to pay in full the
outstanding balance of its unsecured revolving credit note with its commercial bank.

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

RESULTS OF OPERATIONS

     Revenue is generated from cabling projects performed via work orders issued under master contracts. Contract costs may vary depending upon the contract volume, the level of productivity, competitive factors in the local market, and other items. Cost of sales includes subcontractor production costs, materials not supplied by the customer, vehicle and machinery expenses, and business insurance related costs. Selling, general and administrative expenses consist primarily of field employee wages and payroll costs. The Company believes that it's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenue levels and projected longer term revenue levels. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas.

COMPARISONS OF THIRTY-NINE WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 28, 1997


REVENUES

          Total revenues for the first nine months of fiscal 1998 were $66,103,957 compared to $45,915,307 for the first nine months of fiscal 1997, an increase of 44%.

          Total residential and commercial premises wiring revenues for the first nine months of fiscal 1998 increased 53.5% to approximately $59.0 million (approximately 89% of total Company revenues) compared to approximately $38.4 million (approximately 84% of total Company revenues) in the comparable period in fiscal 1997. Premises wiring services to telephone companies for video systems increased to approximately $21.7 million in the first nine months of fiscal 1998 versus approximately $4.9 million in the prior year period. Of the total $21.7 million of revenues to telephone companies for video systems in fiscal 1998, approximately $12.0 million (approximately 18% of total Company revenues) was generated from work orders issues under contracts with GTE Media Ventures, a division of GTE. In early fiscal 1998, the Company began providing residential voice and data cabling services to telephone companies (currently MCI Communications Corporation and US West, Inc.) as part of its overall strategy of expanding the cabling services it performs for Telcos, and diversifying the cabling services it performs. Premises wiring revenues from telephone companies for voice and data services for the first nine months of fiscal 1998 were approximately $2.1 million.

GROSS PROFIT

          Gross profit for the first nine months of fiscal 1998 was $25,431,002 or 38.5% of revenues, as compared to $15,531,039, or 33.8% of revenues, the first nine months of fiscal 1997. The increase in gross margin is due primarily to a decrease in cabling materials expense (included in cost of sales) as a percent of total Company revenues. The majority of the Company's commercial network cabling contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation. These cabling materials, which are billed at near cost, comprised approximately 8% of total Company revenues in the first nine months of fiscal 1998 versus approximately 15% in the comparable period in fiscal 1997. The percentage decline in cabling materials is primarily due to an increase in labor only revenues derived from telephone companies. The increase in gross margin is also a result of subcontractor production costs, which decreased as a percent of labor cabling revenues in the first nine months of fiscal 1998 compared to fiscal 1997. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market, and other items. The Company's overall operating results for the first six months of fiscal 1997 were negatively impacted by operating losses of approximately $370,000 as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general, and administrative expenses for the first nine months of fiscal 1998 were $18,819,377 or 28.5% of revenues as compared to $13,364,015 or 29.1% of revenues for fiscal 1997.

          The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for the first nine months of fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.

INTEREST EXPENSE

          Interest expense was $343,534 or 0.5% of revenues for the first nine months of fiscal 1998 as compared to $461,106 or 1.0% for the first nine months of fiscal 1997. On October 23, 1997, the Company used proceeds received from a public stock offering to pay in full the outstanding balance of its revolving credit note of approximately $6.8 million. The balance of the proceeds will be used for general corporate purposes, including working capital, expansion of sales and marketing activities, opening new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds
are being invested in short-term investment grade securities.   Interest
income generated from these investments totaled $55,412 for the period ended December 28, 1997.

COMPARISONS OF THIRTEEN WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 28, 1997

REVENUES

          Total revenues for the third quarter of fiscal 1998 were $22,735,763 compared to $16,731,323 for the third quarter of fiscal 1997, an increase of 35.9%.

          Revenues derived from residential and commercial premises wiring activities increased by 41% to a record $20.8 million in the third quarter of fiscal 1998, versus approximately $14.7 million in the prior year period. Premises wiring revenues derived from Telcos that are building or expanding video systems increased to approximately $6.1 million (approximately 27% of total Company revenues) in the third quarter of fiscal 1998 compared to approximately $3.5 million (approximately 21% of total Company revenues) in the third quarter of fiscal 1997. Of the total $6.1 million of revenues to Telcos for video systems, approximately $3.6 million or 15.9% of total Company revenues was generated from work orders issued under contracts with GTE Media Ventures, a division of GTE. The Company believes that as a result of the Telecommunications Act, certain Telcos have increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies. Premises wiring revenues derived from telephone service providers for residential voice and data cabling services for the third quarter of fiscal 1998 were approximately $1.2 million, whereas, the Company was not serving this market in fiscal 1997. Revenues for the third quarter of fiscal 1998 also included approximately $7.4 million in premises wiring revenues from cable television multiple system operators, which represents a record for the Company and an increase of approximately $1.1 million from the comparable quarter in fiscal 1997.

GROSS PROFIT

          Gross profit for the third quarter of fiscal 1998 was $8,791,067 or 38.7% of revenues, as compared to $5,850,431, or 35.0% of revenues, the third quarter of fiscal 1997. The increase in gross margin is due primarily to a decrease in subcontractor production costs, which decreased as a percent of labor cabling revenues in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market, and other items. The increase in gross margin is also a result of a decrease in cabling materials expense (included in cost of sales) as a percent of total Company revenues. The majority of the Company's commercial network cabling contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation. These cabling materials, which are billed at near cost, comprised approximately 9% of total Company revenues in the third quarter of fiscal 1998 versus approximately 11% in the comparable period in fiscal 1997. The percentage decline in cabling materials is primarily due to strong third quarter fiscal 1998 labor only revenues derived from Telcos.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general, and administrative expenses for the third quarter of fiscal 1998 were $6,477,196 or 28.5% of revenues as compared to $4,841,170 or 28.9% of revenues for fiscal 1997.

          The Company's selling, general and administrative cost structure, which consists primarily of field employee wages and payroll costs, is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for the third quarter of fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.

INTEREST EXPENSE

          Interest expense was $47,445 or 0.2% of revenues for the third quarter of fiscal 1998 as compared to $182,400 or 1.1% for the third quarter of fiscal 1997. On October 23, 1997, the Company used proceeds received from a public stock offering to pay in full the outstanding balance of its revolving credit note of approximately $6.8 million. The balance of the proceeds will be used for general corporate purposes, including working capital, expansion of sales and marketing activities, opening new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are
being invested in short-term investment grade securities.   Interest income
generated from these investments totaled $55,412 for the period ended December 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          GENERAL.   Historically, the Company's principal sources of
liquidity have come from operating cash flow and credit arrangements. The Company's primary requirements for working capital are to finance accounts receivable, work-in-process and capital expenditures. Pursuant to a typical construction, MDU (multiple dwelling unit), or LAN cabling contract, work performed by the Company is generally not billed to a customer until various stages in a project are complete or until the entire project is complete. Because the Company pays its suppliers and subcontractors on a current basis, to the extent that trade payables exceed customer accounts paid at any given time, the Company would draw on its revolving credit note to finance its work-in-process until project work is billed to and paid by the customer. On October 23, 1997, the Company completed a public offering in which it issued 600,000 additional shares. The net proceeds from the offering were $14,175,000 before deducting related expenses of $279,443. The Company paid in full the outstanding balance of its revolving credit note of approximately $6.8 million and will use the balance of the proceeds for general corporate purposes, including working capital, expansion of sales and marketing activities, openings of new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are being invested in short-term investment grade securities.

          Combined accounts receivable and work-in-process at December 28, 1997 totaled $21,572,616 compared to $17,853,591 at March 30, 1997, an increase of $3,719,025 or 20.8%. This increase is due primarily to the record level of revenues that the Company recorded during the first nine months of fiscal 1998 which ended December 28, 1997. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business; however, there is no assurance that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time. The Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

          Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements.

          Management believes that current cash and cash equivalents, current and possible additional credit from its commercial bank, cash to be generated from future operations, and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonable foreseeable business needs of the Company.

          CURRENT CREDIT ARRANGEMENTS.   Under a loan agreement with its
commercial bank that was amended November 17, 1997, the Company has a $12,000,000 unsecured revolving credit note which matures September 30, 1998. Interest on the note is prime minus 1% and is payable monthly. There is no commitment fee on any unused portion of the note and there were no borrowings under the revolving credit note at December 28, 1997.

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

          CASH FLOW FROM OPERATING ACTIVITIES.   For the first nine months of
fiscal 1998, net cash provided by operating activities was $3,467,997. This was due primarily to the Company's net income, depreciation and amortization, and accrued compensation and related expenses which combined totaled $6,641,160. These items were somewhat negated by increases in accounts receivable and work-in-process that were not offset by corresponding increases in trade accounts payable and liabilities to subcontractors. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

          CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities for the first nine months of fiscal 1998 totaled $4,003,602 versus $1,430,366 for the corresponding period last year. Cash used in investing activities is primarily a result of the purchase of property and equipment, which totaled $4,255,613 (6.4% of revenues) for the fiscal 1998 first nine months versus $1,947,346 (4.2% of revenues) for the comparable period last year. The increase in property and equipment as a percentage of sales for fiscal 1998 is primarily the result of vehicles which were purchased for new projects.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

          The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the Company's fourth fiscal quarter. Telecommunication providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and generally difficult working environments. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1997, the Company recorded approximately $10.3 million (or 16.4% of total revenues for the year) and for the first nine months of fiscal 1998, the Company recorded approximately $21.7 million (or 33% of total revenues for the period) in revenues from Telcos, that are building or expanding video systems. Of the total $21.7 million of revenues from Telcos, approximately $12.0 million (or 18% of total Company revenues) was generated from work orders issued under contacts with GTE Media Ventures, a part of GTE Corporation. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.


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


Item 2.        CHANGE IN SECURITIES.   NOT APPLICABLE


Item 3.        DEFAULTS UPON SENIOR SECURITIES.   NOT APPLICABLE


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               NOT APPLICABLE


Item 5.        OTHER INFORMATION.   NOT APPLICABLE


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

           Exhibit No.                   Description
           -----------                   -----------
                  4.5        Bank Loan Agreement Amendment
                             dated November 17, 1997 between
                             AmeriLink Corp. and Bank One,
                             Columbus, N.A.

                   27 Financial Data Schedule filed herewith as part of this report on Form 10-Q.

                  (b) No reports on Form 8-K have been filed during the quarter ended December 28, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERILINK CORPORATION
                              (Registrant)


Date:     February 9, 1998    By: /s/Larry R. Linhart
                                 ------------------------
                                  Larry R. Linhart
                                  Chief Executive Officer
                                  President


Date:     February 9, 1998    By: /s/James W. Brittan
                                 ------------------------------------
                                  James W. Brittan
                                  Vice President of Finance
                                  (Principal Financial and Accounting
                                  Officer)