Form 10-K
period 1998-03-29
AMERILINK CORP
filed 1998-06-25
CIK 924774

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington,  D.C. 20549
                                     FORM 10-K

                                     (Mark One)
             [X]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                      For the fiscal year ended March 29, 1998

                                         OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _______________ to ________________

                           Commission file number   0-24334
                                                 -------

                                AMERILINK CORPORATION
                             ----------------------
                (Exact name of registrant as specified in its charter)

                  OHIO                              31-1409345
                  ----                              ----------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     1900 E. Dublin - Granville Road,  Columbus, Ohio                   43229
     --------------------------------------------                     -------
     (Address of principal executive offices)                         (zip code)

         Registrant's telephone number,  including area code: (614) 895-1313
                                                            -------------

          Securities registered pursuant to Section 12(b) of the Act:   None
                                                                        ----

             Securities registered pursuant to Section 12(g) of the Act:
     Common Shares with no par value              NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No        .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

     Based upon the closing sale price reported on the NASDAQ National Market on June 5, 1998, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that all executive officers are affiliates) on that date was $35,824,858.

     4,258,344 shares of common stock were outstanding on June 5, 1998

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrants definitive proxy statement for its 1998 Annual Meeting of Shareholders are incorporated by reference to Part III of this
     report.                             -1-


                                AMERILINK CORPORATION

                                      FORM 10-K

                                  TABLE OF CONTENTS


    ITEM                                                                    PAGE
                                       PART I
     1    Business                                                             3
     2    Properties                                                          10
     3    Legal Proceedings                                                   11
     4    Submission of Matters to a Vote of Security Holders                 11

                                      PART II

     5    Market for Registrant's Common Equity and Related
          Stockholder Matters                                                 11
     6    Selected Financial Data                                             12
     7    Management's Discussion and Analysis of  Financial Condition and
          Results of Operations                                               13
     7A   Quantitative and Qualitative Disclosures About Market Risk          20
     8    Financial Statements and Supplementary Data                         20
     9    Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                34

                                      PART III

     10   Directors and Executive Officers of the Registrant                  34
     11   Executive Compensation                                              34
     12   Security Ownership of Certain Beneficial Owners and Management      34
     13   Certain Relationships and Related Transactions                      34

                                      PART IV

     14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     35

Signatures                                                                    36

                                        PART I


ITEM 1.   BUSINESS.

GENERAL

     AmeriLink Corporation (referred to herein, together with its subsidiary, where the context requires, as the "Company") is a nationwide provider to the telecommunications industry of cabling systems for the transmission of video, voice, and data. AmeriLink Corporation was incorporated on December 15, 1993. Prior to the consummation of the Company's initial public offering in August 1994, the business of the Company was conducted by AmeriLink Corp. In conjunction with the public offering, the shareholders of AmeriLink Corp. received 13,500 shares of AmeriLink Corporation stock for each share of AmeriLink Corp. stock held, and the Company became the sole shareholder of AmeriLink Corp. The Company, which conducts business under the trade name "NaCom", is headquartered in Columbus, Ohio, and currently markets and provides its services through its corporate office and national network of field operations offices. During the 1998 fiscal year, these offices served customers in all 50 states.

PRINCIPAL SERVICES

     The Company designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice, and data. The Company provides these services on a national basis to providers of telecommunications services. The Company believes there continue to be growing opportunities in both residential and commercial markets to provide its services as telecommunications service providers increase capital expenditures for their infrastructures and implement plans to improve service in response to competition. In order to eliminate the ongoing expense and effort required to manage labor intensive, multi-office service organizations, the cable television industry historically has sought to outsource a large portion of these services on a unit cost basis with independent contractors, such as the Company. Telcos and other telecommunications service providers are also beginning to seek new outsourcing solutions in response to competitive price pressures. In addition, local area network ("LAN") cabling services are typically performed by third party vendors which construct, install and maintain LAN systems for businesses on a contract basis.

     The Company's services include the drops and cable feeds to, and wiring of, residences, multiple dwelling units ("MDUs") and commercial buildings (collectively, "premises wiring services") and the construction and installation of aerial and underground distribution plant ("outside plant construction services").

     PREMISES WIRING SERVICES. Residential premises wiring services include the installation and maintenance of both hardwire and wireless cable systems. Installation services for hardwire cable systems include the installing of cable drops which connect residences to the feeder cable carrying the operator's signal, cabling the exterior and interior of MDUs and single family residences, and installing converter units within the residence. Maintenance services for hardwire cable systems include: (1) the replacement of damaged or obsolete cable, (2) the reconnection and disconnection of subscriber services, (3) day-to-day additions and changes to installed drops, (4) upgrade sales and service changes, and (5) miscellaneous service calls.

     Wireless cabling services include both installation and maintenance services for Direct Broadcast Satellite ("DBS") systems or wireless multi-channel, multi-point distribution systems ("MMDS"), popularly known as "wireless cable". DBS installation services consist of attaching a satellite dish to the subscriber's property, hooking up the digital set-top converter box, and installing the related cabling, grounding, and connective materials. DBS maintenance services include the replacement of damaged cable, grounding and connective materials, and satellite receiving equipment. MMDS cable system installations consist of attaching a microwave receiving antenna to the subscriber's property and installing the set-top converter and related cabling, grounding, and connective materials. Maintenance services for MMDS are essentially the same as maintenance services for DBS.

     The Company also provides cabling services for video, voice, and data for the commercial market.

     Premises wiring services for the commercial market include the design and data cabling of LAN and wide area network ("WAN") systems for commercial businesses, governments, and educational communities. The Company's network cabling design services begin with an on-location site survey to determine the most efficient cable routing path and the location of end-user outlets. The Company may then utilize a computer-assisted design system to finalize a cabling plan that meets network requirements and performance specifications. Once approved by the customer, a blueprint or other working print is generated which is used as a guide for the network installation. Upon completion of a network installation, the Company generally delivers to the customer test documentation and an as-built design layout. In fiscal 1998 the Company also started providing commercial voice and data installation and maintenance services to competitive local exchange carriers for wired and wireless connections to local-loop networks.

     OUTSIDE PLANT CONSTRUCTION SERVICES. Outside plant construction projects include the installation of fiber optic cable, coaxial cable and twisted-pair copper wire for aerial and underground portions of cable systems. These services include installation of all necessary electronic components, including signal amplification and conversion devices and the performance of diagnostic engineering tests at all levels of the infrastructure to determine whether new and existing systems are within appropriate manufacturer or Federal Communication Commission ("FCC") specifications. The Company uses heavy machinery, specialized trucks and other construction equipment to perform its outside plant construction services. In fiscal 1997, the Company implemented a strategy to shift its outside plant construction services from providing services for both retrofit construction projects (systems with active subscribers) and new construction projects (systems without active subscribers) to exclusively providing outside plant construction services for new construction projects. Retrofit construction projects involve more uncertainties than new construction projects because each phase of the retrofit construction project must be planned and executed in a manner which disrupts service to the active subscribers as little as possible. The Company believes that the competitive environment associated with retrofit construction projects, along with uncertainty regarding customer work commitments on these projects, make them less desirable for the Company's current resources than new construction and premises wiring projects.

INDUSTRY OVERVIEW

     The telecommunications industry has been undergoing rapid change due to deregulation and the introduction of new technologies, both of which have resulted in increased competition in the industry. In addition, growing customer demand for enhanced video, voice and data telecommunications has increased bandwidth requirements and highlighted bandwidth limitations of existing cabling in many markets. The Telecommunications Act of 1996 (the "Act") has created incentives for providers of video, voice and data communications to upgrade their network infrastructures by opening previously protected markets to competition. Specifically, the Act, once certain conditions are met: (1) allows RBOCs and other LECs to enter the long distance services market; (2) allows long distance carriers such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint") to enter the local telephone services market; (3) allows any other entity (including MSOs and utilities) to enter both the local telephone service and long distance services markets; (4) allows Telcos to sell video services, and in certain cases, to buy local cable television companies; and (5) deregulates MSOs once there is effective competition or after three years. Since the passage of the Act, the FCC and the Federal courts, as well as various state governments and agencies, have initiated efforts to define and establish rules for implementation of the Act. Although implementation and the intended increase in competition has begun, there have been a number of delays and continuing uncertainties. The Company believes that there has been far more consolidation in the telecommunications industry than the direct competition originally intended or envisioned. Companies appear to be following a belief that size and scale is the best strategy for long-term, facilities based telecommunications competition. Overall, the Company believes that the impact of the Act in increasing competition in the U.S. telecommunications industry could take a number of years to fully develop, and that due to the current regulatory environment and financial and economic opportunities, competition will evolve initially in the business and commercial sector rather than in the residential consumer market. However, the Company also believes that the minimal competition thus far fostered by the Act has had, and should continue to have, a favorable impact on the Company, and that the current telecommunications market still offers substantial premises wiring cabling opportunities. Further, continuing developments in multimedia applications are bringing new entrants to the telecommunications market. Competitive carriers are challenging incumbent telecommunications providers in certain market areas by offering individual or bundled video, voice, and data services to residential and commercial customers. Internet service providers and cable television, entertainment and data transmission companies are also potential customers for video, voice, and data communications over broad bandwidth cable systems.

PRINCIPAL CUSTOMER GROUPS

     The Company provides cabling services on a national basis to providers of telecommunications services, including: regional Bell operating companies ("RBOCs"), traditional local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs"), and long distance carriers acting as CLECs (collectively, "Telcos"); major cable television multiple system operators ("MSOs"); direct broadcast satellite ("DBS") providers; system integrators and users of local area network ("LAN") and wide area network ("WAN") systems; and other telecommunication providers offering individual or bundled video, voice, and data services.

     TELCOS. Prior to the Telecommunications Act of 1996, LECs were prohibited from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). The Act provides LECs with four options for providing video programming directly to their local exchange area customers: video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems". LECs that elect to provide service via "open video" systems must allow others to use up to two-thirds of their activated channel capacity. They will be relieved of regulation as "common carriers", and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements. During the 1998 fiscal year, the Company provided premises wiring services for video systems to the following
LECs: GTE, Ameritech, Pacific Bell, U.S. West, and BellSouth. The GTE, Ameritech, and U.S. West projects are classic "cable systems" utilizing a hardwire hybrid fiber-coaxial cabling architecture. The current Pacific Bell and BellSouth projects are "wireless cable" MMDS systems. In fiscal 1998, revenues from Telcos for video communication systems increased 151% to approximately $25.9 million from approximately $10.3 million in the previous fiscal year. However, revenues from these services declined sequentially in each quarter of fiscal 1998, from approximately $8.3 million in the first quarter to approximately $4.2 million in the fourth quarter which ended March 29, 1998. This sequential decline in revenues is due to a number of factors, including: (1) a decision by SBC Communications, Inc. (after acquiring Pacific
Bell) to halt construction of a Pacific Bell cable project in California in June 1997; this project produced approximately $1.1 million of revenues in the Company's fiscal 1998 first quarter, (2) a shift from higher revenue generating underground cabling work orders to lower revenue aerial installation work orders in GTE Media Ventures franchise areas in California, (3) an increase in competition from other cabling service providers for available Telco work in certain market areas, (4) an apparent reassessment by Telcos with regard to their video strategies of pursuing less costly wireless cable systems (DBS and MMDS systems) in lieu of their current and more costly hybrid fiber-coaxial hardwire systems, and (5) weather related problems in the fiscal 1998 fourth quarter. The amount of future capital allocated by Telcos to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services. In March and April of 1998, GTE, SBC Communications, and Bell Atlantic signed multi-year marketing and distribution agreements with DirecTV, Inc. to offer DirecTV digital broadcast satellite video service in their respective markets (see Principal Customer Groups: DBS Providers). The Company intends to pursue: (1) further video cabling opportunities (hardwire, MMDS "wireless cable", and DBS systems) within its existing customer base as well as with additional LECs it currently does not serve, and (2) voice and data cabling opportunities (in addition to video services) for current Telco customers and new customers. In fiscal 1998 the Company entered into a contract with U.S. West to provide voice and data premises wiring cabling services in Phoenix, Arizona. Individual project work orders related to this contract generated approximately $2.6 million in revenues in fiscal 1998. In May 1998 the Company elected to terminate this contract due to profitability concerns.

     The Company also provides premises wiring and outside plant construction services to CLECs that are competing with LECs for residential and commercial local-loop business. In fiscal 1998, the Company performed outside plant construction services for MFS Communications Company (Worldcom Inc.) and Mcleod, Inc. and residential voice and data installation services for MCI. In late fiscal 1998, the Company also started performing commercial voice and data installation services for Teligent, Inc., a nationwide wireless CLEC.

     Telcos are generally very centralized in their purchasing requirements for cabling services. Telcos require cabling contractors to be qualified approved bidders and meet certain financial, technical, operational, and administrative prequalifications; therefore, they tend to use a limited number of larger contractors.

     MSOs. The Company provides both premises wiring and outside plant construction services to MSOs. Historically, broadband video networks in the United States were almost exclusively provided by cable television operators. Accordingly, the Company had historically derived a large percentage of its revenues from this customer base. The Company has been diversifying its customer base beyond cable television operators to include other providers of telecommunications services. Revenues derived for or on behalf of MSOs (excluding Primestar, the DBS provider owned by certain MSOs) for fiscal 1998 were approximately $26.1 million, or 30% of total Company revenues. Representative customers of the Company include Time Warner Cable (approximately 16% of total Company revenues in fiscal 1998), Tele-Communications, Inc. (TCI), MediaOne Group (which is owned by U.S. West, Inc. but has announced plans to split into a separate and independent company in June 1998), and Cox Communications, Inc.

     MSOs generally contract for cabling services through their local and regional offices. As a result, the Company markets its services to MSOs in a decentralized manner. The Company seeks to develop contacts and learn of potential opportunities through attendance at trade shows and by membership of its key managers and corporate personnel in the Society of Cable Television Engineers and local cable associations. The Company's regional directors, regional managers and area managers are responsible for developing and maintaining relationships with local and regional cable operators. The Company believes that the development and maintenance of customer relationships as well as the consistent performance of quality services allows it to gain repeat business.

     Currently, MSOs are facing competition for video services from DBS providers and, in certain markets, from Telcos and other telecommunications providers. In response to this competition, MSOs have been increasing their existing channel capacity and providing more programming selections, including pay-per-view and video-on-demand services. MSOs are also expanding their service offerings to include high-speed data transmission and Internet access using cable modems. These services generally require increased amounts of cabling and system bandwidth, which in turn require MSOs to upgrade their existing cable plant and to implement digital compression technology. The construction, maintenance, expansion and upgrade of cable systems require significant capital expenditures by cable operators. The cable television industry, which in recent years has generally been capital constrained, has begun to show signs of renewed financial strength. In June 1997 Microsoft Corp. invested $1.0 billion in Comcast Corp. which is the nations fourth largest cable operator. The two companies also announced the intention to have trials of both set-top converter boxes that connect WebTV to cable networks and cable-ready PCs by the end of 1998. TCI also announced and has recently begun a three-year $1.7 billion network-upgrade project which will include preparing 500,000 homes for two-way signaling which will enable it to roll out its high-speed Internet data service.

     SYSTEM INTEGRATORS AND END USERS OF LAN AND WAN SYSTEMS. In the past decade, the commercial use of PCs has become pervasive. The development of more powerful processors and easier to use software has expanded applications from word processing, accounting and database management to electronic mail and research. As the number of PCs in businesses has grown, the need to share information among users has also grown, giving rise to a large and rapidly expanding networking industry consisting of LANs, which connect PCs to other PCs, file servers and other devices such as printers, and WANs which connect LANs at one site to other sites and connect users working at home or traveling to their LAN, third party information sources or the Internet. Rapid technological advances in computers and software, including the use of more powerful computers and distributed area processing, have created the need for increasingly sophisticated LAN and WAN technologies. Such technologies demand advanced high bandwidth data transmission cable that enables increased volumes of data to be transmitted at faster speeds without diminishing data integrity. This rapid rate of technological change has created demand both for new LANs and for maintenance and upgrades of existing LAN systems which no longer provide the necessary speed or quality of data transmission.

     The Company provides network cabling services to both systems integrators of network systems and directly to the end users of the network. Systems integrators such as Unisys, IBM, and Lucent Technologies, Inc. submit competitive bids for network systems to third party customers. The Company submits a competitive bid to the systems integrator for the cabling portion of the overall proposal. If the systems integrator is awarded the project, the Company will perform the required cabling services if its bid is accepted and bill the systems integrator directly. In other projects, the end users request bids directly from third party suppliers for network related services. In this case, the Company submits a proposal directly to the end user.

     The Company provides network cabling services through all of its regional offices. This capability provides customers with a single source for large regional or nationwide network installation projects. For example, in 1996 the Company began work on a multi-year contract through Unisys to provide network cabling services to over 5,000 Nationwide Insurance Company offices located in 26 states. This project was substantially complete as of March 29, 1998. The Company employs a combined corporate and regional approach to marketing its network cabling services. In 1992 the Company created a dedicated corporate sales and installation support group to identify and establish relationships with systems integrators that can provide an ongoing source of network cabling business in markets in which the Company has regional offices. The Company augments this national sales effort with network sales engineers who market multi-state sales territories from key regional offices.

     DBS PROVIDERS. DBS companies provide television products and services via transmission from medium power and higher power communications DBS satellites, which has both advantages and disadvantages as an alternative means of distributing video signals to the home. DBS systems generally offer more channels (often over 100 channels) than cable systems, although currently they do not generally offer local programming. Unlike cable television, DBS services do not require ground construction to install, maintain, or upgrade cable distribution plant. These systems require the subscriber to purchase or lease a satellite dish to receive signals and a receiver system to process and descramble signals for television viewing.

     DirecTV, a subsidiary of GM Hughes Electronics, is currently the United States' leading DBS provider with over 3 million subscribers nationwide.
DirecTV equipment is generally distributed via nationwide retail outlets and historically DirecTV has utilized numerous contractors to perform their installation services. Because of this, the Company has been unable to obtain the necessary volume of work-orders from DirecTV needed to operate in an acceptable profitable manner. In December 1997 DirecTV ended an exclusive marketing agreement with AT&T to distribute DirecTV satellite services. Soon thereafter, GTE, SBC Communications, and Bell Atlantic signed multi-year marketing and distribution agreements with DirecTV to offer DirecTV digital broadcast satellite video service in their respective markets, and the Company intends to pursue DBS video cabling opportunities with these various Telcos.
The Company currently performs other video cabling services for GTE and SBC (through its subsidiary, Pacific Bell). Primestar Partners is the nation's second largest DBS provider with over 2 million subscribers nationwide. Primestar is currently in the process of restructuring into a new national company called Primestar, Inc. In addition, in May 1998 the U.S. Justice Department sued to block the Primestar acquisition of a high power communications DBS satellite owned by MCI and News Corp. The Company believes that Primestar's focus on administrative and operational issues associated with the restructuring negatively impacted their marketing and capital spending during the Company's 1998 fiscal year. In addition, it is unclear what impact the reorganization may have on Primestar's approach and methodology to contracting for cabling services, and on the Company's ability to obtain work from Primestar in the future. Revenues derived for or on behalf of Primestar in fiscal 1998 were approximately $4.5 million, a decrease of approximately $0.7 million from the $5.2 million recorded in fiscal 1997. The Company also markets its premises wiring installation services to other providers of the Primestar DBS service. In fiscal 1998, the Company generated approximately $0.5 in revenues from ResNet Communications, a subsidiary of LodgeNet Entertainment Corp. ResNet offers DBS services provided by Primestar on a nationwide basis to the MDU private cable market.

     OTHER TELECOMMUNICATIONS PROVIDERS. As a result of the opportunities presented by the passage of the Act, the overall growing customer demand for enhanced video, voice and data telecommunications services which have increased bandwidth requirements, and the continued industry trend toward the outsourcing of cabling services, the Company believes it can capture new customers in industries in which it currently competes, and can expand into new industries and customers requiring cabling services. The Act allows public utility companies to provide local and long distance telecommunications facilities to third parties. Additionally, the utility industry is in the preliminary stages of the deregulation process. Several states have already enacted deregulation legislation and other states and the Federal government are expected to address deregulation in the next several years. Many utilities have already announced plans to enter businesses or form joint ventures offering services such as local and long distance telephone services, cable television services and Internet access to their markets. The Company also markets its cabling services to other providers offering individual or bundled video, voice, and data services such as RCN Corp., a competitive carrier offering bundled phone, video, and Internet services in several Northeast cities.

CONTRACTS

     Many Telcos, MSOs and DBS providers require cabling service contractors, such as the Company, to first enter into a master contract which establishes certain requirements to be met before actual work orders are issued. However, master contracts do not bind these companies to use any one cabling service contractor in any given locality or for any given project. Rather, they negotiate with individual cabling service contractors, both regionally and locally, on a project by project basis. Therefore, the Company has no extended commitment from any single Telco, MSO or DBS provider and bids on individual projects along with its competitors. The Company is typically compensated on these projects on a per unit basis for actual services performed. The Company's network cabling and construction services, in contrast, are generally nonrecurring in nature and are contracted on a project-by-project basis. Since the Company's services are generally provided on a project-by-project basis, the amount of work being performed at any given time for any particular customer and the general mix of customers for which work is being performed can vary significantly.

OPERATIONS

     The Company's projects are managed under the direct supervision of over 40 project managers who generally report to area or regional managers or, in certain cases, directly to one of the Company's four regional directors. The regional directors are all under the supervision of the Company's Senior Vice President - Operations. The Company's marketing and operations functions are decentralized, giving regional directors, regional managers and area managers greater flexibility in their regions to maintain and develop relationships with existing customers and to pursue new opportunities. The Company provides its services predominately through the use of independent contractors via its national network of regional and satellite field offices. Each regional office is headed by a regional manager or area manager whose primary duties consist of new business development and contract oversight. Regional managers and area managers employ the project managers who are responsible for locating and qualifying independent contractor production personnel, maintaining and deploying vehicles and equipment, and supporting the regional managers and area managers in maintaining customer relationships. The smaller satellite offices report to and are supervised by the larger regional offices. Regional offices are "full service" premises wiring providers offering both residential and commercial premises wiring services and in certain markets outside plant construction services. The Company's operating profitability and capacity to increase revenues is largely dependent upon its ability to locate and attract qualified regional directors, regional managers, area managers, project managers, and production personnel.

     The Company's corporate headquarters in Columbus, Ohio, provides national marketing support, strategic planning, administrative services and operations support for the Company's field offices. The corporate office develops and maintains customer relationships with national companies and provides support for field offices performing work for these customers in local markets. In addition, the corporate office assists regional directors and area managers in responding to all bid requests by providing engineering support, performing cost analyses to determine pricing, and preparing proposal response documentation. All purchasing and accounting functions are managed at the corporate level.

MATERIALS

     The Company provides both consignment and material turnkey services. In the majority of non-network cabling contracts, the Company's customers supply most or all of the materials required for the project. The majority of the Company's network and construction contracts are turnkey contracts in which the Company provides both the labor and materials necessary for the network installation. The Company purchases cabling materials directly from independent third party suppliers, and does not manufacture any materials for resale to customers. The Company is not dependent upon any one supplier for network cabling materials and has not experienced, nor does it anticipate experiencing, difficulties in obtaining network cabling materials.

PERSONNEL

     As of March 29, 1998, the Company had 588 employees. Seventy-eight (78) are employees at the Corporate Office in Columbus, Ohio and 510 are employed in regional or satellite offices. The Company believes that its relationship with its employees is good.

     The Company provides most of its cabling services through the use of independent contractors which are either sole proprietorships or small business entities. Independent contractors are engaged and compensated on a project-by-project basis to perform local work. They generally provide their own vehicles, tools and insurance coverage. Independent contractors are paid in accordance with a schedule of unit rates for the performance of specific services. The Company's success is dependent upon its ability to attract and retain the services of qualified independent contractors.

     From time to time, state and federal authorities have asserted that these contractors should be deemed to be employees of the Company for purposes of taxation and coverage under wage and hour, workers' compensation and unemployment compensation laws and regulations. None of these asserted claims has had a material adverse effect on the Company's results of operations or financial condition. However, if, in the future, additional assertions by state or Federal authorities are upheld, the Company could incur significant litigation costs and liabilities and, if the Company were required to treat individual installers as employees rather than independent contractors, the Company's operating expenses could increase significantly with potential adverse effects on its results of operations and financial condition.

COMPETITION

     The Company competes both with the in-house service organizations of MSOs and Telcos and with independent third parties in most of the markets in which it operates. The Company believes that its competitive advantages include its track record of performance, the depth of its management and field office network, its ability to commit manpower and equipment to multiple ongoing projects, and its competitive pricing. In order to eliminate the ongoing expense and effort required to manage labor intensive, multi-office service organizations, the cable television and telephone industries historically have sought to outsource a large portion of these services to independent contractors, such as the Company. The Company believes that while it may be considered a major competitor in many of the markets in which it provides cabling services, there are few barriers to entry into the cabling service business and, as a result, any business that has access to persons who possess technical expertise may
become a competitor of the Company.   The market for providing cabling services
to Telcos is highly competitive and, in the case of outside plant construction services and cabling services for commercial buildings, includes national competitors with greater financial resources than the Company which historically have provided cabling services to Telcos. The markets in which the Company provides network cabling services are highly competitive and many of the competitors in those markets have greater financial resources than the Company. While certain of the companies with which the Company competes are larger than the Company and have greater technical, marketing and financial resources, a large number of its competitors are smaller than the Company. Smaller regional and local competitors may be able to offer lower prices because of lower overhead expenses. Because of the highly competitive bidding environment in recent years for cable service contracts, the price of the cable service contractor's bid has often been the deciding factor in determining whether such contractor was awarded a contract for a cabling project. As the demand for cabling services has increased, the Company believes that contracts are increasingly being awarded based on the combination of a contractor's price, its track record for completing projects, its ability to dedicate management and production personnel to the project, and its financial and operational resources to complete the contract.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters.) Telecommunications providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions, and soft ground which may prevent underground premises installations, the burying of cable drops, and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1998, the Company recorded approximately $25.9 million (or 30.2% of total revenues for the year) in revenues from Telcos that are building or expanding video systems. Of the total $25.9 million of revenues from Telcos, approximately $14.7 million (or 17% of total Company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. possible new technical developments, and overall strategic decisions by the companies regarding video services. Revenues from Telcos for video systems declined sequentially in each quarter of fiscal 1998, from approximately $8.3 million in the first quarter to approximately $4.2 million in the fourth quarter which ended March 29, 1998. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.

ITEM 2.   PROPERTIES.

     The Company does not own any real property. The Company's corporate headquarters are located in Columbus, Ohio. The Company's regional field offices service the following metropolitan areas: Atlanta, Chicago, Cincinnati, Cleveland, Columbus, Detroit, Houston, Indianapolis, Los Angeles, Louisville, New York, Omaha, Phoenix, Richmond, San Antonio, San Francisco, St. Louis and Tampa Bay. A typical regional office consists of an office with an attached warehouse for the storage of materials, tools and equipment and an adjacent secure outside storage area. The Company leases its corporate headquarters and all of its regional and satellite offices from unaffiliated lessors. The lease terms, including options exercisable by the Company, range from one month to five years. The Company believes that its present facilities are sufficient for its needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings, most of which arise in the ordinary course of business and many of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.


                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On August 12, 1994, the Company's common stock began trading on the NASDAQ National Market, under the symbol "ALNK". Prior to that time, there was no established trading market in the Company's stock. The following table sets forth for the periods indicated the high and low last sales price for the common shares, as reported by the NASDAQ National Market.


                                                     Sales Prices
                                            ------------------------------
                                               High                Low
                                            ----------           ---------
FISCAL YEAR 1997

     Quarter Ended June 30, 1996             $   9.000           $   7.625
     Quarter Ended September 29, 1996        $   7.750           $   6.500
     Quarter Ended December 29, 1996         $   7.625           $   5.000
     Quarter Ended March 30, 1997            $   8.000           $   5.125

FISCAL YEAR 1998

     Quarter Ended June 29, 1997             $   9.500           $   6.000
     Quarter Ended September 28, 1997        $  33.875           $   9.406
     Quarter Ended December 28, 1997         $  36.250           $  21.500
     Quarter Ended March 29, 1998            $  33.563           $  21.500

The Company has never paid cash dividends, other than S Corporation distributions, on its common stock. The Company currently intends to retain all of its net earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of June 5, 1998, there were approximately 3,264 record holders of the Company's stock.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data included in the following table should be read in conjunction with the Company's Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 13 through 20 of this Annual Report on Form 10-K. The selected financial data has been derived from the Company's audited consolidated financial statements.



                                                                                FISCAL YEAR ENDED
                                            ---------------------------------------------------------------------------------------
                                            APRIL 3,            APRIL 2,           MARCH 31,           MARCH 30,           MARCH 29,
                                             1994                1995                1996                1997                1998
                                            -------            --------            ---------           ---------           --------

(IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:
  Revenues                               $  32,833           $  47,541           $  56,055           $  63,036           $  85,646
  Income from operations                     1,084               2,780               1,170               3,301               7,846
  Income before income taxes (a)               841               2,487                 686               2,691               7,659
  Net income (a)                               505               1,492                 457               1,568               4,586
  Earnings per share (a):
     Basic                               $    0.20           $    0.47           $    0.13           $    0.45           $    1.20
     Diluted                             $    0.19           $    0.45           $    0.13           $    0.44           $    1.15

  Weighted average shares:
     Basic                                   2,589               3,156               3,479               3,479               3,806
     Diluted                                 2,702               3,351               3,626               3,589               4,002

BALANCE SHEET DATA:

  Total assets                           $  10,363           $  17,133           $  20,554           $  26,211           $  38,528
  Total debt                                 4,206               4,009               6,563               9,069                ----
  Shareholders' equity                       3,315               8,754               9,211              10,802              31,321


(a) On a pro forma basis for the fiscal years ended April 3, 1994 and April 2, 1995.

NOTE: The Company made S Corporation distributions to its shareholders Larry R. Linhart, E. Len Gibson and Robert L. Powelson of $3.2 million in fiscal 1995, $2.7 million of which was made in conjunction with the Company's initial public offering in August 1994 and $500,000 was paid in April 1994. No dividends have been paid since the Company's initial public offering on August 12, 1994.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Shareholders' Letter and the discussion of the Company's business, contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements depending upon a variety of important factors including, among others, competitive and regulatory risks associated with the telecommunications industry, the risk of changing market conditions and customer purchase authorizations which may be influenced by budget cycles of the Company's customers, consolidation within the telecommunications industry, and the success of various technologies and business strategies employed by the Company's customers, and other risks described in the Company's Securities and Exchange Commission filings, including, but not limited to, the factors described under the caption "Variability in Quarterly Results and Seasonality" below.

OVERVIEW

     The Company reported record revenues and earnings for the 1998 fiscal year which ended March 29, 1998. Revenues for the year increased 36% to approximately $85.6 million from approximately $63.0 million in fiscal 1997. Operating income in fiscal 1998 approximated $7.8 million, or 9.2% of revenues, versus $3.3 million and 5.2% the previous year. Diluted earnings per share in fiscal 1998 were a record $1.15, an increase of 161% over the $0.44 recorded in fiscal 1997. The Company's increased revenues and operating profitability are primarily the result of: (1) an improving market and more work opportunities, due in part to the Telecommunications Act of 1996; (2) a continued focus upon the targeting of residential and commercial premises wiring projects, and (3) a continued emphasis on broadening the Company's markets and expanding its customer base beyond the traditional cable television industry.

     The following table sets forth for fiscal years 1997 and 1998, and the change from fiscal 1997 to 1998: (1) approximate Company revenues from premises wiring services (segregated by residential premises wiring services and commercial premises wiring services) and from outside plant construction services and (2) approximate premises wiring residential revenues by principal customer group or service.


(DOLLARS IN MILLIONS)
                                                                     CHANGE
                                FISCAL 1997    FISCAL 1998        $        %
                                -----------    -----------      ------   -----
PREMISES WIRING:
  RESIDENTIAL:
     MSOs                          $22.5          $26.1         $ 3.6      16%
     Telco competitive video        10.3           25.9          15.6     151%
     DBS providers                   6.8            5.2          (1.6)    (24%)
     Other                          ----            3.7           3.7     ----
                                   -----          -----         ------   -----
        Total residential           39.6           60.9          21.3      54%

     COMMERCIAL:                    13.8           16.1           2.3      17%
                                   -----          -----         ------   -----
        Total premises wiring       53.4           77.0          23.6      44%

OUTSIDE PLANT:                       9.6            8.6          (1.0)    (10%)
                                   -----          -----         ------   -----

        TOTAL COMPANY              $63.0          $85.6         $22.6      36%
                                   -----          -----         ------   -----
                                   -----          -----         ------   -----


     After deliberation for several years, the Telecommunications Act of 1996 ( "the Act") was signed into law in February 1996. Key provisions of the Act were designed to enhance competition within the telecommunications industry. These provisions include: (1) allowing Telcos to sell video services, and in certain cases, to buy local cable television companies, (2) deregulating cable companies (such as allowing them to charge what they wish for many channels) once there is effective competition or after three years, (3) permitting RBOCs and other LECs to enter the long distance market once certain conditions are met in the local phone market, and (4) allowing long distance providers to enter the local phone business. Since the passage of the Act, the Federal Communications Commission
(FCC) and the federal courts, as well as various state governments and agencies, have initiated efforts to define and establish rules for implementation of the Act. Although implementation and the intended increase in competition has begun, there have been a number of delays and continuing uncertainties. The Company believes that there has been far more consolidation in the telecommunications industry than the direct competition originally intended or envisioned. Companies appear to be following a belief that size and scale is the best strategy for long-term, facilities-based telecommunications competition. Overall, the Company believes that the impact of the Act in increasing competition in the U.S. telecommunications industry could take a number of years to fully develop. However, the Company also believes that the minimal competition thus far fostered by the Act has had, and should continue to have, a favorable impact on the Company, and that the current telecommunications market still offers substantial premises wiring cabling opportunities. For example, the Company believes that as a result of the Act, certain Telcos increased their capital expenditures for competitive video systems, and the Company has aggressively marketed its services to these companies. In fiscal 1998, revenues from telephone companies for video communication systems increased 151% to approximately $25.9 million. However, revenues from these services declined sequentially in each quarter of fiscal 1998, from approximately $8.3 million in the first quarter to approximately $4.2 million in the fourth quarter which ended March 29, 1998. This sequential decline in revenues is due to a number of factors, including: (1) a decision by SBC Communications, Inc. to halt construction of a cable project in California in June 1997; this project produced approximately $1.1 million of revenues in the Company's fiscal 1998 first quarter, (2) a shift from higher revenue generating underground cabling work orders to lower revenue aerial installation work orders in GTE Media Ventures franchise areas in California, (3) an increase in competition from other cabling service providers for available Telco work in certain market areas, (4) an apparent reassessment by Telcos with regard to their video strategies of pursuing less costly wireless cable systems (DBS and MMDS systems) in lieu of their current and more costly hybrid fiber-coaxial hardwire systems, and (5) weather related problems in the fiscal 1998 fourth quarter. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services.

     The Company has continued to focus on obtaining residential and commercial premises wiring projects, and to diversify its customer base beyond the traditional cable television industry. Historically, the level of capital spending within the domestic cable industry has largely impacted the Company's revenues and results of operations. The amount of capital spending by cable television MSOs has been cyclical and has been affected by a number of factors, including perceived or actual government regulation, industry access to financial markets, industry consolidation, and other demands for capital. In particular, the Company has pursued premises wiring opportunities in the commercial network cabling market. Revenues derived from commercial network cabling services in fiscal 1998 increased $2.3 million, or 17%, to approximately $16.1 million, and reached a record $4.9 million in the fiscal 1998 fourth quarter.

     In October 1997, the Company successfully completed a public offering of 600,000 shares of its common stock. The Company used part of the proceeds to pay in full its outstanding bank debt, and as of March 29, 1998, had in excess of $8.7 million in cash and cash equivalents and over $31.3 million in shareholders' equity. The Company believes that its strong financial resources allow it to supplement internal growth and sales development efforts with acquisitions and strategic alliances. The Company has sought and intends to continue to seek possible acquisitions or alliances that would augment its existing premises wiring cabling capabilities.

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

FISCAL 1998 COMPARED TO FISCAL 1997

     REVENUES

     Total revenues for fiscal 1998 were $85,645,991 compared to $63,035,814 for fiscal 1997, an increase of 35.9%.

     Revenues derived from residential and commercial premises wiring activities increased by 44.2% to a record $77.0 million in fiscal 1998, versus approximately $53.4 million in the prior year period. Such revenues accounted for 90.0% of the Company's total revenues for fiscal 1998 versus 84.7% a year earlier, consistent with the Company's announced strategy to focus efforts on premises wiring activities.

     Premises wiring revenues derived from Telcos that are building or expanding video systems increased to approximately $25.9 million (30.2% of total Company revenues) in fiscal 1998 compared to approximately $10.3 million (16.4% of total Company revenues) in fiscal 1997. Of the total $25.9 million of revenues from Telcos, approximately $14.7 million, or 17% of total Company revenues, was generated from work orders issued under contracts with GTE Media Ventures, a division of GTE. The Company believes that as a result of the Telecommunications Act, certain Telcos increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services. Revenues from Telcos for video systems declined sequentially in each quarter of fiscal 1998, from approximately $8.3 million in the first quarter to approximately $4.2 million in the fourth quarter which ended March 29, 1998.

     Premises wiring sales from cable television multiple system operators in fiscal 1998 increased approximately $3.6 million to $26.1 million, and commercial network revenues increased $2.3 million, or 17%, to approximately $16.1 million. Revenues during the fourth quarter of fiscal 1998 were negatively impacted by weather-related problems and delays in customer purchase and work authorizations in several market areas.

     In May 1998, the Company elected to terminate a contract in Phoenix, Arizona, with a Telco due to profitability concerns. Individual project work orders related to this contract generated approximately $2.6 million in revenues in fiscal 1998, including approximately $1.3 million in the fourth fiscal quarter ended March 29, 1998. Work under this contract is anticipated to be substantially complete by the end of June 1998.

     GROSS PROFIT

     Gross profit for fiscal 1998 was $33.0 million, or 38.6% of revenues, as compared to $21.7 million, or 34.5% of revenues in 1997. The increase in gross margin is due primarily to a decrease in cabling materials expense (included in cost of sales) as a percent of total Company revenues. The majority of the Company's commercial network cabling contracts are turnkey contracts, in which the Company provides both the labor and materials necessary for the network installation. These cabling materials, which are billed at near cost, comprised approximately 9% of total Company revenues in fiscal 1998 versus approximately 14% in fiscal 1997. The percentage decline in cabling materials is primarily due to strong fiscal 1998 labor only revenues derived from Telcos. The increase in gross margin is also a result of subcontractor production costs, which decreased as a percent of labor cabling revenues in fiscal 1998. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market, and other items.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for fiscal 1998 were $25.2 million, or 29.4% of revenues, as compared to $18.4 million, or 29.2%, of revenues for fiscal 1997.

     The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.

     INTEREST EXPENSE

     Interest expense was $343,726, or 0.4% of revenues, for fiscal 1998 as compared to $617,004, or 1.0% of revenues, for fiscal 1997. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities. Interest income generated from these investments totaled $156,093 for the period ended March 29, 1998 (see "Liquidity and Capital Resources").

FISCAL 1997 COMPARED TO FISCAL 1996

     REVENUES

     Total revenues for fiscal 1997 were $63,035,814 compared to $56,055,416 for fiscal 1996, an increase of 12.5%.

     Total residential and commercial premises wiring revenues for fiscal 1997 increased 43.4% to approximately $53.4 million compared to approximately $37.3 million in fiscal 1996. Revenues derived from network cabling services increased $6.1 million or 79.0% from the $7.7 million recorded in fiscal 1996 to approximately $13.8 million in fiscal 1997 due to increased marketing efforts by the Company for these services. In addition, premises wiring revenues derived from Telcos building or expanding video systems increased to approximately $10.3 million for fiscal 1997 compared to approximately $2.0 million for the 1996 fiscal year. The Company believes that as a result of the Telecommunications Act, certain Telcos have increased their capital expenditures for video systems, and the Company has aggressively marketed its services to these companies.

     Outside plant construction revenues for fiscal 1997 declined to approximately $9.6 million from approximately $18.8 million in fiscal 1996, reflecting management's strategy to increase its emphasis on premises wiring services.

     The Company recorded sequential increases in revenues during each quarter of fiscal 1997. Revenues during the fourth quarter of fiscal 1996 were negatively impacted by the following: (1) lower than anticipated capital spending by its cable television customers in several market areas, (2) delays in the start-up of network cabling projects, and (3) unusually severe weather in January 1996.

     GROSS PROFIT

     Gross profit for fiscal 1997 was $21,738,347, or 34.5% of revenues, as compared to $17,104,657, or 30.5% of revenues, for fiscal 1996.

     The increase in gross margin for fiscal 1997 can primarily be attributed to the emphasis on premises wiring projects over outside plant construction projects. Outside plant construction projects require the use of heavy machinery, specialized trucks, tool systems, and other related construction equipment which reduce the Company's gross margin. In fiscal 1996, the Company's overall operating results were negatively impacted by operating losses incurred on a large outside plant construction project in the San Diego area. These operating losses totaled approximately $600,000, due primarily to high vehicle, equipment, and production costs, on contract revenues of approximately $4.9 million. The Company's overall operating results for the first six months of fiscal 1997 were negatively impacted by operating losses of approximately $370,000 as a result of the Company's decision to close its San Diego regional office and the completion of remaining outside plant construction projects there.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for fiscal 1997 were $18,436,896, or 29.2% of revenues, as compared to $15,935,087 or 28.4% of revenues, for fiscal 1996.


     The dollar increase in selling, general, and administrative expenses for fiscal 1997 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues. Selling, general, and administrative expenses also include additional amounts for sales personnel engaged in marketing the Company's local area network cabling services. The Company's selling, general and administrative expenses during fiscal 1997 were also impacted by an unusually large charge to bad debts of $234,000 as a result of a customer filing for protection under Chapter 11 of the Bankruptcy Code.

     INTEREST EXPENSE

     Interest expense was $617,004 or 1.0% of revenues for fiscal 1997 as compared to $512,214, or 0.9% of revenues, for fiscal 1996. The dollar increase in interest expense is primarily due to increased borrowings to finance accounts receivable and work-in-process.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. Historically, the Company's principal sources of liquidity have come from operating cash flow and credit arrangements. The Company's primary requirements for working capital are to finance accounts receivable, work-in-process and capital expenditures. Pursuant to a typical construction, MDU, or LAN cabling contract, work performed by the Company is generally not billed to a customer until various stages in a project are complete or until the entire project is complete. Because the Company pays its suppliers and subcontractors on a current basis, to the extent that trade payables exceed customer accounts paid at any given time, the Company would draw on its revolving credit note to finance its work-in-process until project work is billed to and paid by the customer.

     In October 1997, the Company completed a public offering in which it issued 600,000 new shares of common stock. Net proceeds from the offering were $14,175,000 before deducting related expenses of $279,443. The Company paid in full the outstanding balance of its revolving credit note of approximately $6.8 million and will use the balance of the proceeds for general corporate purposes, including working capital, expansion of sales and marketing activities, openings of new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are being invested in short-term investment grade securities.

     Combined accounts receivable and work-in-process at March 29, 1998 totaled $19.6 million compared to $17.9 at March 30, 1997, an increase of $1.7 million or 9.6%. This increase is primarily due to higher revenue levels recorded in the fourth quarter of fiscal 1998. Revenues for all of fiscal 1998 were $85.6 million, an increase of $22.6 million, or 35.9%, from the $63.0 million recorded in fiscal 1997. Revenues for the fourth quarter of fiscal 1998 increased 14.1% to $19.5 million compared with $17.1 million in the comparable quarter last year. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business. However, there is no assurance that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

     Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements. Management believes that current cash reserves, cash flow from operations, possible credit from its commercial bank, and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

     CURRENT CREDIT ARRANGEMENTS. On March 26, 1998, the Company received a commitment from its new commercial bank for a two-year $10.0 million unsecured revolving credit note and terminated its prior credit agreement. Terms of the new credit agreement have not been finalized. There were no borrowings outstanding under the new credit commitment at March 29, 1998.

     CASH FLOW FROM OPERATING ACTIVITIES. For fiscal 1998, net cash provided by operating activities was $6.4 million. This was due primarily to the Company's net income and depreciation which totaled $7.6 million. These items were somewhat negated by increases in accounts receivable and work-in-process that were not offset by corresponding increases in trade accounts payable and liabilities to subcontractors. The Company is limited in its ability to offset increases in accounts receivable and work-in-process through increases in accounts payable or liabilities to subcontractors.

     CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for fiscal 1998 totaled $4.6 million compared to $2.2 million for the previous year. Cash used in investing activities is primarily a result of the purchase of property and equipment, which totaled $4.9 million (5.7% of revenues) and $2.8 million (4.4% of revenues) in 1998 and 1997, respectively. The increase of $2.1 million in property and equipment is primarily due to vehicles purchased for new projects in fiscal 1998.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos and DBS providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters.) Telecommunications providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. For example, the Company believes that uncertainty regarding pending federal telecommunications legislation decreased capital spending by many of its customers during the 1996 fiscal year. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions, and soft ground which may prevent underground premises installations, the burying of cable drops, and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1998, the Company recorded approximately $25.9 million (or 30.2% of total revenues for the year) in revenues from Telcos that are building or expanding video systems. Of the total $25.9 million of revenues from Telcos, approximately $14.7 million (or 17% of total Company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs. possible new technical developments, and overall strategic decisions by the companies regarding video services. Revenues from Telcos for video systems declined sequentially in each quarter of fiscal 1998, from approximately $8.3 million in the first quarter to approximately $4.2 million in the fourth quarter which ended March 29, 1998. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.

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

YEAR 2000

     The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. In response to these assessments, which are ongoing, the Company has developed and is implementing a plan to develop solutions to those systems found to have date-related deficiencies. The Company is also surveying its bank and critical suppliers to determine the status of their Year 2000 compliance programs. Based upon current available information, the Company believes that Year 2000 compliance should be completed by March 1999. Assuming that project plans can be implemented as planned, the Company believes future costs relating to the Year 2000 issue, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations, or financial condition.


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's consolidated financial statements and related notes and independent auditors' reports follow on subsequent pages of this report.


                                                 AMERILINK CORPORATION
                                              CONSOLIDATED BALANCE SHEETS



                                                                             March 30,                    March 29,
                                                                               1997                         1998
                                                                            ----------                    ---------
ASSETS
Current assets:
     Cash and cash equivalents                                            $   120,395                   $ 8,723,230
     Accounts receivable-trade, net of allowance for doubtful
        accounts of $171,000 in 1997 and $234,000 in 1998                  13,558,789                    13,884,731
     Work-in-process                                                        4,294,802                     5,690,546
     Materials and supply inventories                                       1,509,840                     1,655,809
     Other receivables                                                        308,217                       229,702
     Deferred income taxes                                                    142,593                       458,584
     Other                                                                    153,125                       114,895
                                                                          -----------                   -----------

          Total current assets                                             20,087,761                    30,757,497

Property and equipment - net                                                5,928,062                     7,585,118
Deposits and other assets                                                     183,578                       185,291
Deferred income taxes                                                          11,710                          ----
                                                                          -----------                   -----------

          Total assets                                                    $26,211,111                   $38,527,906
                                                                          -----------                   -----------
                                                                          -----------                   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                               $ 2,318,675                   $ 2,658,091
     Liability to subcontractors                                            1,960,754                     1,886,173
     Accrued compensation and related expenses                              1,435,672                     1,845,507
     Accrued insurance                                                        368,257                       509,965
     Other                                                                    256,151                       307,579
     Current maturities of long-term debt                                      69,190                          ----
                                                                          -----------                   -----------
          Total current liabilities                                         6,408,699                     7,207,315

Long-term debt, less current maturities                                     9,000,000                          ----
                                                                          -----------                   -----------

          Total liabilities                                                15,408,699                     7,207,315

Shareholders' equity:
     Preferred stock, without par;  1,000,000 shares authorized;
        none issued or outstanding                                               ----                          ----
     Common stock, without par; 10,000,000 shares authorized;
        3,481,580 and 4,255,930 shares issued and outstanding
        in 1997 and 1998                                                    8,084,645                    24,017,256
     Retained earnings                                                      2,717,767                     7,303,335
                                                                          -----------                   -----------

          Total shareholders' equity                                       10,802,412                    31,320,591
                                                                          -----------                   -----------

             Total liabilities and shareholders' equity                   $26,211,111                   $38,527,906
                                                                          -----------                   -----------
                                                                          -----------                   -----------



                                  See notes to consolidated financial statements


                                                 AMERILINK CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME
                                            For the Fifty-Two Weeks Ended


                                                                  March 31,            March 30,          March 29,
                                                                    1996                1997               1998
                                                                -----------         -----------         -----------
Revenues                                                        $56,055,416         $63,035,814         $85,645,991
Cost of sales                                                    38,950,759          41,297,467          52,615,969
                                                                -----------         -----------         -----------
Gross profit                                                     17,104,657          21,738,347          33,030,022
Selling, general and administrative expenses                     15,935,087          18,436,896          25,183,821
                                                                -----------         -----------         -----------
Income from operations                                            1,169,570           3,301,451           7,846,201
Interest expense                                                   (512,214)           (617,004)           (187,633)
Other income                                                         28,688               7,047                ----
                                                                -----------         -----------         -----------
Income before income taxes                                          686,044           2,691,494           7,658,568
Provision for income taxes                                          229,000           1,123,000           3,073,000
                                                                -----------         -----------         -----------
Net income                                                      $   457,044         $ 1,568,494         $ 4,585,568
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------

Earnings per share:
     Basic                                                      $      0.13         $      0.45         $      1.20
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------
     Diluted                                                    $      0.13         $      0.44         $      1.15
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------

Weighted average shares:
     Basic                                                        3,478,580           3,479,025           3,805,866
     Diluted                                                      3,625,510           3,589,131           4,002,089

                                  See notes to consolidated financial statements
                                                         -22-


                                                   AMERILINK CORPORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   Common Stock             Retained
                                                              Shares          Amount        Earnings        Total
                                                            ----------     ----------      ---------     ----------
Balance at April 2, 1995                                     3,478,580     $8,061,395       $692,229     $8,753,624

 Net income                                                       ----           ----        457,044        457,044
                                                            ----------     ----------      ---------     ----------

Balance at March 31, 1996                                    3,478,580      8,061,395      1,149,273      9,210,668

 Net income                                                       ----           ----      1,568,494      1,568,494

 Issuance of  restricted stock                                   3,000         23,250           ----         23,250
                                                            ----------     ----------      ---------     ----------

Balance at March 30, 1997                                    3,481,580      8,084,645      2,717,767     10,802,412

 Net income                                                       ----           ----      4,585,568      4,585,568

 Proceeds from exercise of
  stock options                                                174,350        813,275           ----        813,275

 Tax benefit from exercise of
  stock options                                                   ----      1,223,779           ----      1,223,779

 Net proceeds from sale of
  common stock, less issuance
  expenses of $279,443                                         600,000     13,895,557           ----     13,895,557
                                                            ----------     ----------      ---------     ----------

Balance at March 29, 1998                                    4,255,930    $24,017,256     $7,303,335    $31,320,591
                                                            ----------     ----------      ---------     ----------
                                                            ----------     ----------      ---------     ----------


                                  See notes to consolidated financial statements
                                                        -23-

                               AMERILINK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Fifty-Two Weeks Ended


                                                        March 31,      March 30,      March 29,
                                                          1996           1997           1998
                                                          ----           ----           ----
OPERATING ACTIVITIES
Net income                                               $457,044     $1,568,494     $4,585,568
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                        1,950,215      2,242,312      2,967,518
   Net loss (gain) on disposal of fixed assets              9,667        (14,950)        (4,400)
   Gain on investments                                    (23,534)        (6,199)          ----
   Deferred income taxes                                 (169,500)      (145,000)      (304,281)
   Changes in operating assets and liabilities:
     Accounts receivable and work-in-process           (1,169,784)    (6,051,531)    (1,721,686)
     Materials and supply inventories                    (470,529)       200,244       (145,969)
     Other receivables                                     (1,742)       (86,558)        78,515
     Other assets                                        (202,743)       357,138         38,230
     Trade accounts payable                               493,369        516,554        339,416
     Liability to subcontractors                           65,404        877,568        (74,581)
     Accrued compensation and related expenses             74,024        356,737        409,835
     Accrued insurance                                   (111,023)      (168,615)       141,708
     Other liabilities                                     10,930         95,199         51,428
                                                           ------         ------         ------
Net cash provided by (used in) operating activities       911,798       (258,607)     6,361,301

INVESTING ACTIVITIES
   Purchase of property and equipment                  (4,206,245)    (2,752,254)    (4,917,240)
   Proceeds from sale of property and equipment           500,801        629,525        297,066
   Deposits and other assets                              246,345        (82,912)        (1,713)
                                                          -------        -------         ------
Net cash used in investing activities                  (3,459,099)    (2,205,641)    (4,621,887)

FINANCING ACTIVITIES
   Principal payments on long-term debt               (18,645,963)   (20,400,000)   (25,794,190)
   Proceeds from borrowings on long-term debt          21,200,000     22,905,963     16,725,000
   Proceeds from issuance of common stock                    ----           ----     13,895,557
   Proceeds from exercise of stock options                   ----           ----        813,275
   Tax benefit from exercise of options                      ----           ----      1,223,779
                                                             ----           ----      ---------
Net cash provided by financing activities               2,554,037      2,505,963      6,863,421
                                                        ---------      ---------      ---------

   Increase in cash and cash equivalents                    6,736         41,715      8,602,835
Cash and cash equivalents at beginning of year             71,944         78,680        120,395
                                                           ------         ------        -------

Cash and cash equivalents at end of year                  $78,680       $120,395     $8,723,230
                                                           ------        -------      ---------
                                                           ------        -------      ---------

Supplemental cash flow disclosures:
   Interest paid                                         $508,587       $619,192       $347,484
   Income taxes paid                                     $604,192       $762,048     $2,304,584


                    See notes to consolidated financial statements

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: AmeriLink Corporation (the "Company") designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice and data. The Company's cabling services include the drops and cable feeds to, and wiring of, residences, multiple dwelling units and commercial buildings and the construction of aerial and underground distribution plant. The Company offers these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators; traditional telephone service providers, including local exchange carriers and long distance carriers; competitive local exchange carriers; Direct Broadcast Satellite providers; system integrators and users of local area network and wide-area network systems; and other businesses providing specific or bundled telecommunications services. The Company's services are provided predominately through the use of independent contractors via its national network of regional and satellite field offices. The Company's corporate headquarters are located in Columbus, Ohio, and, as of March 29, 1998, the Company had 18 regional field offices that service the following metropolitan areas: Atlanta, Chicago, Cincinnati, Cleveland, Columbus, Detroit, Houston, Indianapolis, Los Angeles, Louisville, New York, Omaha, Phoenix, Richmond, San Antonio, San Francisco, St. Louis and Tampa Bay.

PRINCIPLES OF CONSOLIDATION AND RECAPITALIZATION: These financial statements include the accounts of both AmeriLink Corporation (the holding company) and its wholly-owned subsidiary AmeriLink Corp. (the operating company). Prior to consummation of the Company's initial public offering in August 1994, the business of the Company was conducted solely under AmeriLink Corp. In conjunction with the public offering, the shareholders of AmeriLink Corp. received 13,500 shares of AmeriLink Corporation stock for each share of AmeriLink Corp. stock held. As a result of the recapitalization, AmeriLink Corporation is the sole shareholder of AmeriLink Corp.

FISCAL YEAR: Fiscal years are designated in the financial statements and notes thereto by the year in which the fiscal year ends. Accordingly, results for the fiscal years 1996, 1997 and 1998 represent the 52 weeks ended March 31, 1996, March 30, 1997, and March 29, 1998, respectively.

REVENUES AND COST RECOGNITION: The Company recognizes revenues from its fixed and unit price contracts in process on the percentage of completion method of accounting. Anticipated losses on these contracts are recorded when identified. Contract costs include all direct labor, material, subcontract and other direct project costs related to contract performance.

Work-in-process typically represents amounts earned under the Company's contracts but not billed due to timing or not billable to clients according to contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

MAJOR CUSTOMERS: Customers comprising 10% or greater of the Company's fiscal year net sales are summarized as follows:


                                        1996      1997      1998
                                        ----      ----      ----
     GTE Media Ventures                 ---        8%        17%
     Time Warner Cable                  26%       19%        16%

CONCENTRATIONS OF CREDIT RISK: Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of uncollateralized trade receivables and unbilled work-in-process. The Company performs ongoing credit evaluations of its customers' financial conditions but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The following is a summary of activity in the allowance for doubtful accounts for the fiscal years ended March 31, 1996, March 30, 1997 and March 29, 1998.


                                       1996           1997           1998
                                       ----           ----           ----
     Beginning balance             $    95,000    $     95,000   $    171,000
     Provision for bad debts            91,000         349,000        229,600
     Account write-offs, net           (91,000)       (273,000)      (166,600)
                                        ------         -------        -------

     Ending Balance                $    95,000    $    171,000   $    234,000
                                        ------         -------        -------
                                        ------         -------        -------

MATERIALS AND SUPPLY INVENTORIES: Materials and supply inventories are comprised primarily of cabling materials and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT: Property and equipment is recorded at cost. Depreciation and amortization for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Generally, the useful lives for all major classes of assets are three to seven years. Recovery of capital costs for income tax reporting purposes is primarily provided by the use of accelerated methods over the statutory recovery periods. The costs of assets sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any gain or loss is included in net income. Maintenance and repairs are charged to expense as incurred.

CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At March 29, 1998, the Company had $5.0 million of commercial paper (estimated yield of 5.5%) classified as cash equivalents.

INCOME TAXES: Income taxes are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be realized.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (CONTINUED)

COMMON STOCK AND EARNINGS PER SHARE: The Company adopted SFAS No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents consisting of shares subject to stock options. All prior periods presented have been restated to reflect this adoption.


                                                1996           1997           1998
                                                ----           ----           ----
BASIC:
Net income                                   $   457,044    $   1,568,494  $   4,585,568
Weighted average common
   shares outstanding                          3,478,580        3,479,025      3,805,866
                                             -----------    -------------  -------------
Basic EPS                                    $      0.13    $        0.45  $        1.20
                                             -      ----    -        ----  -        ----
                                             -      ----    -        ----  -        ----

DILUTED:
Net income                                   $   457,044    $   1,568,494  $   4,585,568
Weighted average common
     shares outstanding                        3,478,580        3,479,025      3,805,866
Dilutive stock options                           146,930          110,106        196,223
                                                 -------          -------        -------
Total shares and dilutive potential shares     3,625,510        3,589,131      4,002,089
                                               ---------        ---------      ---------

Diluted EPS                                  $      0.13    $        0.44  $        1.15
                                             -      ----    -        ----  -        ----
                                             -      ----    -        ----  -        ----

Some options were outstanding during fiscal years 1996, 1997 and 1998 but were not included in the computation of diluted earnings per share because the average market price of the Company's common stock during the period was greater than the exercise price of the options and, therefore, were antidilutive. Note 7 provides additional information on the Company's stock options.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes those estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates.

Estimates used in the Company's consolidated financial statements include, but are not limited to, revenue recognition of work-in-process, the allowance for doubtful accounts, self-insured claims liabilities, the valuation of deferred tax assets, depreciation and amortization and the estimated lives of assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,". SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. These statements are effective for the Company's fiscal 1999 financial statements. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 30, 1997 and March 29, 1998:


                                                    1997              1998
                                                    ----              ----
     Leasehold improvements                  $       181,486     $      224,331
     Transportation equipment                      5,371,718          7,105,535
     Machinery and equipment                       4,469,496          5,380,994
     Computer equipment and related software       1,430,884          1,621,867
     Furniture and fixtures                          906,593            974,463
                                                     -------            -------
          Total                                   12,360,177         15,307,190

     Less accumulated depreciation                (6,432,115)        (7,722,072)
                                                   ---------          ---------

     Net property and equipment              $     5,928,062     $    7,585,118
                                             -     ---------     -    ---------
                                             -     ---------     -    ---------


3.  EMPLOYEE BENEFIT PLANS

The Company has a Profit Sharing and 401(k) Plan covering substantially all of its employees. Profit sharing contributions are at the discretion of the Board of Directors, although limited to the maximum amount permitted under the Internal Revenue Code. The Company did not make a profit sharing contribution for fiscal years 1996, 1997, and 1998. The Company's 401(k) Plan allows eligible employees to contribute a portion of their compensation to the Plan. The employer may make an additional contribution subject to the terms of the Plan. The contribution expense for the Company to the 401(k) Plan for fiscal years 1996, 1997 and 1998 was $42,901, $66,109, and $160,557, respectively.


4.  NOTES PAYABLE AND LONG-TERM DEBT

At March 30, 1997, the Company had a $12.0 million unsecured revolving credit note and an unsecured term note in the amount of $1.6 million with its commercial bank. Interest on the unsecured revolving credit note was payable at a rate of prime minus 1% (7.50% at March 30, 1997) with a commitment fee of 1/4% on any unused portion. Borrowings under the revolving credit note were $9.0 million at March 30, 1997. Principal payments on the term note were in the amount of $60,000 and interest was payable at the prime rate (8.50% at March 30, 1997). Both principal and interest payments were made monthly on the term note. The balance on the term note was $69,190 at March 30, 1997.

In October 1997, the Company completed a public offering of 600,000 shares of common stock (see Note 8). The Company used part of the proceeds to pay in full the outstanding balance of the revolving credit note.

On March 26, 1998, the Company received a two-year commitment from a new commercial bank for a $10.0 million unsecured revolving credit note and terminated its prior credit agreement. Terms of the new credit agreement have not been finalized. There were no borrowings outstanding under the new credit commitment at March 29, 1998.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


5.  INCOME TAXES

The provision for income taxes consists of the following for the fifty-two weeks ended March 31, 1996, March 30, 1997, and March 29, 1998:


                                           1996             1997                1998
                                           ----             ----                ----
     Current:
       Federal                     $      315,200      $    1,013,000      $    2,728,000
       State and local                     83,300             255,000             649,000
                                           ------             -------             -------
                                          398,500           1,268,000           3,377,000
     Deferred:
       Federal                           (144,000)           (123,000)           (259,000)
       State and local                    (25,500)            (22,000)            (45,000)
                                           ------              ------              ------
                                         (169,500)           (145,000)           (304,000)
                                          -------             -------             -------

        Total provision for
         income taxes              $      229,000      $    1,123,000      $    3,073,000
                                          -------           ---------           ---------
                                          -------           ---------           ---------

Deferred tax assets and liabilities recorded in the consolidated balance sheets at March 30, 1997, and March 29, 1998, consist of the following:


                                                       1997                1998
                                                       ----                ----
     Deferred tax assets:
          Accrued compensation                    $    164,170        $    169,073
          Accrued insurance                             90,128              88,128
          Allowance for doubtful accounts               68,400              93,600
          Other                                         73,173             107,783
                                                        ------             -------
             Total deferred tax assets                 395,871             458,584
                                                       -------             -------

     Deferred tax liabilities:
          Cash to accrual adjustment                  (234,509)               ----
          Depreciation                                  (7,059)               ----
                                                         -----                ----
             Total deferred tax liabilities           (241,568)               ----
                                                       -------                ----

               Net deferred tax assets            $    154,303        $    458,584
                                                       -------             -------
                                                       -------             -------

A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the fiscal years ended March 31, 1996, March 30, 1997, and March 29, 1998:


                                                      1996      1997      1998
                                                      ----      ----      ----
Statutory income tax rate                              34.0%     34.0%     34.0%
State and local taxes, net of Federal benefit           5.2%      5.2%      5.2%
Permanent differences                                   5.6%      2.5%      0.9%
Adjustment due to change in accounting estimate       (11.4%)      ----      ----
                                                       -----       ----      ----

     Effective income tax rate                         33.4%     41.7%     40.1%
                                                       -----     -----     -----
                                                       -----     -----     -----

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


6.  OPERATING LEASES

The Company is committed under noncancellable operating leases for offices and warehouse space which will require future minimum rental commitments of $383,676, $269,856 and $21,850 in fiscal years 1999, 2000 and 2001. The
Company also operates under lease agreements which do not exceed one year in term. Rental expense under all operating leases amounted to $769,779, $923,752 and $1,222,171 for the years ended March 31, 1996, March 30, 1997 and March 29, 1998, respectively.


7.  STOCK OPTIONS AND STOCK INCENTIVE PLAN

Prior to the Company's initial public offering, key officers were granted options to purchase outstanding shares of common stock from the majority shareholders of the Company, and in connection with the recapitalization agreed to restated option agreements. The Chief Executive Officer was granted options to purchase 135,000 shares at $4.00 per share, and 225,000 shares at $6.35 per share, of which 135,000 and 25,000, respectively, were exercised during the fiscal year ended March 29, 1998. The remaining options are currently exercisable and shall remain in effect until the later of termination of employment or, in the event employment is terminated by death, one year after death. The Company's Senior Vice President of Operations was granted options to purchase 81,000 shares at $4.69 per share. These options shall remain effective until the earlier of May 1, 2004, or the termination of employment (if employment is terminated by death, then one year after death). Options to purchase 40,500 of the shares became exercisable on April 1, 1997, and the remaining options will become exercisable, on a cumulative basis, at the rate of 10% per year commencing on April 1, 1998. None of the options have been exercised as of March 29, 1998.

Effective August 1994, the Company adopted a stock incentive plan (the "Plan") for key employees and directors of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of stock options, stock appreciation rights, restricted stock awards and phantom stock. The maximum aggregate number of common shares which may be granted under the Plan is 350,000 shares, and the maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding common shares of the Company. Any awards that lapse or are canceled are available for re-grant under the terms of the Plan. At March 29, 1998, there were 111,914 shares available for grant.

Stock option grants may be in the form of incentive stock options or non-qualified options. As of March 29, 1998, all options granted have been non-qualified options. Key employee options awarded under the plan vest 20% annually from the date of the grant, and non-employee Director option awards vest 25% annually from the date of the grant. Stock options awarded under the plan are at exercise prices that equal or exceed the fair market value at the date of the grant, and any shares not exercised lapse on the earliest of ten years from the grant date or 90 days after termination with the Company. In February 1997, an initial grant of 3,000 shares of restricted stock was issued to non-employee Directors of the Company. One-third of the shares becomes exercisable on each of the next three anniversaries of the date of the award.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


7.  STOCK OPTIONS AND STOCK INCENTIVE PLAN (CONTINUED)

The following table summarizes all stock option transactions under the Stock Incentive Plan for the fiscal years ended March 31, 1996, March 30, 1997, and March 29, 1998.


                                         1996                  1997                1998
                                         ----                  ----                ----
                                             Weighted              Weighted              Weighted
                                             Average               Average               Average
                                             Exercise              Exercise              Exercise
                                  Options     Price     Options     Price     Options     Price
                                  -------     -----     -------     -----     -------     -----
Outstanding - beginning
     of year                      124,875    $   8.80   142,450    $   8.70   177,490    $   8.50
     Granted                       26,375    $   8.00    48,425    $   7.75    57,596    $  17.19
     Forfeited                     (8,800)   $   8.00   (13,385)   $   7.95       ---
     Exercised                        ---                   ---               (14,350)   $   7.98
                                      ---                   ---                ------

Outstanding - end of year         142,450    $   8.70   177,490    $   8.50   220,736    $  10.80
                                  -------               -------               -------
                                  -------               -------               -------

Exercisable at end of year         23,684    $   8.84    49,125    $   8.81    71,410    $   8.84
                                  -------               -------               -------
                                  -------               -------               -------

The following table summarizes information about stock options outstanding at March 29, 1998:


                                                  Options Outstanding                Options Exercisable
                                                  -------------------                -------------------
                                                                      Weighted                      Weighted
                                                  Weighted Average    Average                       Average
                                                     Remaining        Exercise                      Exercise
Range of Exercise Prices                Options   Contractual Life     Price         Options         Price
------------------------                -------   ----------------     -----         -------         -----
     $7.75 - $8.13                      123,716        7.6            $   7.91       41,410         $   8.00
         $10.00                          50,000        6.4            $  10.00       30,000         $  10.00
         $19.13                          46,020        9.5            $  19.13          ---              ---
         $24.25                           1,000        9.5            $  24.25          ---              ---
                                          -----                                         ---

                                        220,736        7.7            $  10.80       71,410         $   8.84
                                        -------                                      ------
                                        -------                                      ------

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to continue to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees". Under APB 25, no compensation expense for stock options has been recognized because the exercise prices equal or exceed the market price of the underlying stock on the date of grant.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


7.  STOCK OPTIONS AND STOCK INCENTIVE PLAN (CONTINUED)

The fair value of the options granted in fiscal years 1996, 1997 and 1998 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                          1996          1997       1998
                                          ----          ----       ----
     Expected stock volatility            40.0%        40.0%       70.0%
     Risk-free interest rate               6.4%         6.5%        6.2%
     Expected lives                     5 years      5 years     5 years
     Dividend yield                        0.0%         0.0%        0.0%

The weighted average estimated fair value of stock options granted during fiscal 1996, 1997 and 1998 was $3.62, $3.53 and $10.85 per share, respectively. Had compensation cost for the Company's stock option and stock incentive plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                                        1996           1997                1998
                                        ----           ----                ----
Net income:         As reported    $    457,044   $    1,568,494      $    4,585,568
                    Proforma            450,000        1,544,000           4,502,000

Basic EPS:          As reported    $       0.13   $         0.45      $         1.20
                    Proforma               0.13             0.44                1.18

Diluted EPS:        As reported    $       0.13   $         0.44      $         1.15
                    Proforma               0.13             0.44                1.13

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.


8.  STOCK OFFERING

On October 23, 1997, the Company's registration statement for a public offering was declared effective by the Securities and Exchange Commission and the Company issued 600,000 new shares of its common stock. The proceeds from the offering
were $14,175,000 before deducting related expenses totaling $279,443.   The
Company used part of the proceeds to pay in full the outstanding balance of its unsecured revolving credit note with its commercial bank.

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 For the Fifty-two weeks ended March 31, 1996, March 30, 1997 and March 29, 1998


9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results from operations for the 52 weeks ended March 30, 1997, and March 29, 1998 (in thousands, except per share amounts).


                                       First         Second          Third         Fourth
                                      Quarter        Quarter        Quarter        Quarter
                                      -------        -------        -------        -------
     Revenues:
          Fiscal 1997              $    13,521    $    15,663    $    16,731    $    17,121
          Fiscal 1998                   21,651         21,717         22,736         19,542
     Gross profit:
          Fiscal 1997                    4,500          5,181          5,850          6,207
          Fiscal 1998                    8,302          8,338          8,791          7,599
     Income before income taxes:
          Fiscal 1997                      369            514            830            978
          Fiscal 1998                    2,001          2,001          2,322          1,335
     Net income:
          Fiscal 1997                      222            308            498            540
          Fiscal 1998                    1,181          1,212          1,389            804
     Basic EPS:
          Fiscal 1997              $      0.06    $      0.09    $      0.14    $      0.16
          Fiscal 1998              $      0.34    $      0.35    $      0.35    $      0.19
     Diluted EPS:
          Fiscal 1997              $      0.06    $      0.09    $      0.14    $      0.15
          Fiscal 1998              $      0.33    $      0.31    $      0.32    $      0.18

REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
AmeriLink Corporation

We have audited the accompanying consolidated balance sheets of AmeriLink Corporation and Subsidiary (the Company) as of March 30, 1997, and March 29, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriLink Corporation and Subsidiary at March 30, 1997, and March 29, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP
Columbus, Ohio
May 15, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a) (1) FINANCIAL STATEMENTS.

  The following consolidated financial statements and notes of the Company,
together with the report thereon of Ernst & Young LLP, appear in Item 8    of
this Annual Report on Form 10-K:

          Report of Independent Auditors
          Consolidated Balance Sheets as of March 30, 1997, and March 29, 1998 Consolidated Statements of Income for the 52 weeks ended March 31,
            1996, March 30, 1997, and March 29, 1998
          Consolidated Statements of Changes in Shareholders' Equity for the 52
            weeks ended March 31, 1996, March 30, 1997, and March 29, 1998 Consolidated Statements of Cash Flows for the 52 weeks ended March 31,
            1996, March 30, 1997, and March 29, 1998
          Notes to Consolidated Financial Statements

     (a) (2) FINANCIAL STATEMENT SCHEDULES.

     All schedules have been omitted because they are either not applicable, not required, or the required information is provided in the financial statements or notes thereto.

     (a) (3) SEE INDEX TO EXHIBITS ON PAGE 37.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  June 22, 1998                    AMERILINK CORPORATION

          /s/  Larry R. Linhart
          ---------------------
          By Larry R. Linhart, President
          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                             Title                        Date
     ---------                             -----                        ----

/s/ Larry R. Linhart          Chairman of the Board, President     June 22, 1998
--------------------          and and Chief Executive Officer
Larry R. Linhart


/s/ James W. Brittan          Treasurer and Vice President         June 22, 1998
--------------------          Finance (Principal Financial
James W. Brittan              and Accounting Officer)


/s/ Robert Powelson           Secretary and Director               June 22, 1998
-------------------
Robert Powelson


/s/ William H. Largent        Director                             June 22, 1998
----------------------
William H. Largent


/s/ Richard W. Rubenstein     Director                             June 22, 1998
-------------------------
Richard W. Rubenstein

                                  INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   3.1                   Amended Articles of Incorporation.*

   3.2                   Code of Regulations.*

   4.1                   Specimen Certificate for Common Shares.*

   10.1                  Form of 1994 Stock Incentive Plan.*

   10.2                  Form of Executive Employment Agreement between Larry R.
                         Linhart and Registrant.*

   10.3 Employment Agreement between Joseph L. Govern and Operating Company, dated October 1, 1991.*

   10.4                  Form of Joseph L. Govern Stock Option Agreement.*

   10.5 Form of Shareholders' Agreement among the Principal Shareholders and Registrant.*

   10.9 Stock Purchase and Close Corporation Agreement as amended among the Principal Shareholders and the Operating Company (without exhibits).*

   10.10 Restricted Stock Award Agreement between AmeriLink Corporation and William H. Largent and George Manser (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1997).

   11.1 Incorporated by reference to Page 27 of the 1998 Financial Statements beginning on page 20 herein.

   21.1                  Subsidiaries of the registrant.*

   23.1                  Consent of Ernst & Young LLP.**

   27.1                  Financial Data Schedule. **

   27.2 Financial Data Schedule (Restated June 29, September 28 and December 28, 1997). **

   27.3                  Financial Data Schedule (Restated March 30, 1997). **

   27.4 Financial Data Schedule (Restated June 30, September 29 and December 29, 1996). **



* Incorporated by reference from the registrant's registration statement on form S-1, file no. 33-79832.
**   Filed herewith.