Form 10-Q
period 1998-06-28
AMERILINK CORP
filed 1998-08-10
CIK 924774

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                                     (MARK ONE)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended JUNE 28, 1998

                                         OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from _______________ to ________________


                          Commission file number  0-24334

                                AMERILINK CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                  OHIO                                     31-1409345
     -------------------------------                   ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)


                 1900 E. DUBLIN-GRANVILLE ROAD, COLUMBUS, OHIO 43229
             ------------------------------------------------------------
             (Address of principal executive offices, including zip code)


                                    (614) 895-1313
                                   ----------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X    No        .
                                          --------   --------

4,258,344 shares of Common Stock were outstanding as of August 7, 1998

                               AMERILINK CORPORATION
                QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 28, 1998

               Index                                                       Page No.
               -----                                                       --------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.

          Consolidated Balance Sheets as of March 29, 1998,
          and June 28, 1998 (Unaudited)                                        3

          Consolidated Statements of Income (Unaudited) for the
          thirteen weeks ended June 29, 1997, and June 28, 1998                4

          Consolidated Statements of Changes in Shareholders' Equity
          (Unaudited) for the thirteen weeks ended June 28, 1998               5

          Consolidated Statements of Cash Flows (Unaudited) for the
          thirteen weeks ended June 29, 1997, and June 28, 1998                6

          Notes to Consolidated Financial Statements                           7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                 9

     Item 3. Quantitative and Qualitative Disclosure about Market Risk.       14


PART II - OTHER INFORMATION

     Items 1 through 6                                                        15

     Signatures                                                               16

                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                               AMERILINK CORPORATION
                            CONSOLIDATED BALANCE SHEETS


                                                                                     March 29,               June 28,
                                                                                       1998                    1998
                                                                               ----------------        ------------------
                                                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $      8,723,230         $      10,512,654
     Accounts receivable-trade, net of allowance for doubtful
          accounts of $234,000 in 1998 and $269,000 in 1999                          13,884,731                11,635,181
     Work-in-process                                                                  5,690,546                 6,219,368
     Materials and supply inventories                                                 1,655,809                 1,689,526
     Other receivables                                                                  229,702                   219,159
     Deferred income taxes                                                              458,584                   458,584
     Other                                                                              114,895                   157,909
                                                                               ----------------        ------------------
          Total current assets                                                       30,757,497                30,892,381

Property and equipment - net                                                          7,585,118                 6,992,323
Deposits and other assets                                                               185,291                   198,878
                                                                               ----------------        ------------------
               Total assets                                                    $     38,527,906         $      38,083,582
                                                                               ----------------        ------------------
                                                                               ----------------        ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                    $      2,658,091         $       2,308,626
     Liability to subcontractors                                                      1,886,173                 1,718,251
     Accrued compensation and related expenses                                        1,845,507                 1,428,104
     Accrued insurance                                                                  509,965                   423,165
     Other                                                                              307,579                   439,508
                                                                               ----------------        ------------------
          Total current liabilities                                                   7,207,315                 6,317,654

Shareholders' equity:
     Preferred stock, without par; 1,000,000 shares authorized;
          none issued or outstanding                                                       ----                      ----
     Common stock, without par; 10,000,000 shares authorized;
          4,255,930 and 4,258,344 shares issued and outstanding
          at March 29, 1998, and June 28, 1998                                       24,017,256                24,018,379
     Retained earnings                                                                7,303,335                 7,747,549
                                                                               ----------------        ------------------
          Total shareholders' equity                                                 31,320,591                31,765,928
                                                                               ----------------        ------------------
               Total liabilities and shareholders' equity                      $     38,527,906         $      38,083,582
                                                                               ----------------        ------------------
                                                                               ----------------        ------------------


                   See notes to consolidated financial statements

                               AMERILINK CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                             For the Thirteen Weeks Ended

                                                                                     June 29,                 June 28,
                                                                                       1997                     1998
                                                                               ----------------        ------------------
Revenues                                                                       $     21,651,070         $      16,649,227
Cost of sales                                                                        13,349,028                10,167,502
                                                                               ----------------        ------------------
Gross profit                                                                          8,302,042                 6,481,725
Selling, general and administrative expenses                                          6,136,163                 5,895,538
                                                                               ----------------        ------------------
Income from operations                                                                2,165,879                   586,187
Interest income (expense)                                                              (165,051)                  131,027
                                                                               ----------------        ------------------
Income before income taxes                                                            2,000,828                   717,214
Provision for income taxes                                                              820,000                   273,000
                                                                               ----------------        ------------------
Net income                                                                     $      1,180,828         $         444,214
                                                                               ----------------        ------------------
                                                                               ----------------        ------------------
Earnings per share:
     Basic                                                                     $           0.34         $            0.10
     Diluted                                                                   $           0.33         $            0.10

Weighted average shares:
     Basic                                                                            3,481,580                 4,257,097
     Diluted                                                                          3,596,027                 4,435,735






                   See notes to consolidated financial statements

                                     AMERILINK CORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        (UNAUDITED)

                                               Common Stock                   Retained
                                         Shares            Amount              Earnings            Total
                                      -----------     ---------------     ----------------    ----------------
Balance at March 29, 1998               4,255,930     $    24,017,256     $      7,303,335    $     31,320,591

Net income                                   ----                ----              444,214             444,214

Issuance of restricted stock, net of
     deferred compensation expense          2,414                ----                 ----                ----

Amortization of deferred
     compensation expense                    ----               1,123                 ----               1,123
                                      -----------     ---------------     ----------------    ----------------

Balance at June 28, 1998                4,258,344     $    24,018,379     $      7,747,549    $     31,765,928
                                      -----------     ---------------     ----------------    ----------------
                                      -----------     ---------------     ----------------    ----------------






                   See notes to consolidated financial statements

                               AMERILINK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                            For The Thirteen Weeks Ended

                                                                                     JUNE 29,               JUNE 28,
                                                                                      1997                    1998
                                                                              -----------------         -----------------
OPERATING ACTIVITIES
Net income                                                                     $      1,180,828         $         444,214
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                                      651,147                   734,838
     Net loss (gain) on disposal of fixed assets                                          3,120                   (18,595)
     Changes in operating assets and liabilities:
     Accounts receivable and work-in-process                                         (1,493,064)                1,720,729
     Materials and supply inventories                                                   164,495                   (33,717)
     Other receivables                                                                   56,275                    10,543
     Other assets                                                                       (36,127)                  (43,014)
     Trade accounts payable                                                              98,107                  (349,465)
     Liability to subcontractors                                                        408,632                  (167,922)
     Accrued compensation and related expenses                                          367,556                  (417,403)
     Accrued insurance                                                                   61,637                   (86,800)
     Other liabilities                                                                  666,923                   131,929
                                                                              -----------------         -----------------
Net cash provided by operating activities                                             2,129,529                 1,925,337

INVESTING ACTIVITIES
     Purchase of property and equipment                                              (1,004,126)                 (187,993)
     Proceeds from sale of property and equipment                                       166,565                    65,667
     Deposits and other assets                                                            7,889                   (13,587)
                                                                              -----------------         -----------------
Net cash used in investing activities                                                  (829,672)                 (135,913)

FINANCING ACTIVITIES
     Principal payments on long-term debt                                            (8,394,190)                     ----
     Proceeds from borrowings on long-term debt                                       7,075,000                      ----
                                                                              -----------------         -----------------
Net cash used in financing activities                                                (1,319,190)                     ----
                                                                              -----------------         -----------------

Increase (Decrease) in cash and cash equivalents                                        (19,333)                1,789,424
Cash and cash equivalents at beginning of period                                        120,395                 8,723,230
                                                                              -----------------         -----------------
Cash and cash equivalents at end of period                                     $        101,062         $      10,512,654
                                                                              -----------------         -----------------
                                                                              -----------------         -----------------

Supplemental cash flow disclosures:
     Interest paid                                                             $        166,454         $            ----
     Income taxes paid                                                         $        210,188         $          92,172






                   See notes to consolidated financial statements

                                AMERILINK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: AmeriLink Corporation (the "Company") designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice and data. The Company's cabling services include the drops and cable feeds to, and wiring of, residences, multiple dwelling units and commercial buildings and the construction of aerial and underground distribution plant. The Company offers these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators (MSOs); traditional telephone service providers, including local exchange carriers
(LECs) and long distance carriers; competitive local exchange carriers (CLECs); Direct Broadcast Satellite (DBS) providers; system integrators and users of local area network (LAN) and wide-area network (WAN) systems; and other businesses providing specific or bundled telecommunications services. The Company's services are provided predominately through the use of independent contractors via its national network of regional and satellite field offices. The Company's corporate headquarters are located in Columbus, Ohio, and, as of June 28, 1998, the Company had 18 regional field offices that service the following metropolitan areas: Atlanta, Chicago, Cincinnati, Cleveland, Columbus, Detroit, Houston, Indianapolis, Los Angeles, Louisville, New York, Omaha, Phoenix, Richmond, San Antonio, San Francisco, St. Louis and Tampa Bay.

INTERIM FINANCIAL STATEMENTS: These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the March 29, 1998, audited financial statements of AmeriLink Corporation contained in its Annual Report to Shareholders. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the thirteen weeks ended June 28, 1998, are not necessarily indicative of the results to be expected for the full year.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS: In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard
(SFAS) No. 132, "Employer's Disclosures About Pensions and Other Postretirement Plans" which standardizes pension disclosures. Management believes SFAS No 132 will not have an impact on the Company's financial position, results of operations or earnings per share.

                                AMERILINK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

RECLASSIFICATIONS: Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation.

2.  COMMON STOCK AND EARNINGS PER SHARE ("EPS")

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents consisting of shares subject to stock options. The following table sets forth the calculation of basic and diluted earnings per share for the period ended June 29, 1997, and June 28, 1998.


                                                            JUNE 29,         JUNE 28,
                                                              1997             1998
                                                      ---------------    ----------------
     BASIC EPS:
     Net income                                        $    1,180,828      $     444,214

     Weighted average common shares outstanding             3,481,580          4,257,097
                                                      ---------------    ----------------
     Basic EPS                                         $         0.34      $        0.10
                                                      ---------------    ----------------
                                                      ---------------    ----------------

     DILUTED EPS:
     Net income                                        $    1,180,828      $     444,214

     Weighted average common shares outstanding             3,481,580          4,257,097
     Dilutive stock options                                   114,447            178,638
                                                      ---------------    ----------------
        Total shares and dilutive potential shares          3,596,027          4,435,735
                                                      ---------------    ----------------
     Diluted EPS                                       $         0.33      $        0.10
                                                      ---------------    ----------------
                                                      ---------------    ----------------

Some options were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the average market price of the Company's common stock during the period was greater than the exercise price of the options and, therefore, were antidilutive.

3.  RESTRICTED STOCK AWARD

In May 1998, the Company awarded 2,414 common shares subject to certain restrictions, including annual vesting of one-third of the shares on the anniversary of the award for the next three years. Deferred compensation in the amount of $40,435 has been recorded on the balance sheet as a component of common stock in shareholders' equity and is being amortized, accordingly, over three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historic levels, are subject to a number of known and unknown risks. Certain statements, such as statements regarding the Company's future growth and profitability, are forward-looking. These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements included in this Quarterly Report . These risks and uncertainties include, but are not limited to, the Company's relationship with key customers, implementation of the Company's growth strategy, seasonality, changing market conditions and customer purchase authorizations, competitive and regulatory risks associated with the telecommunications industry, new products and technological changes and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission including, but not limited to, the factors described under the caption "Variability in Quarterly Results and Seasonality" below.


OVERVIEW

     The telecommunications industry has been undergoing rapid change due to deregulation, the introduction of new technologies and mergers and consolidation among major telecommunications companies. The Telecommunications Act of 1996 (the "Act") created incentives for providers of video, voice and data communications to upgrade their network infrastructures by opening previously protected markets to competition. Since the passage of the Act, the Federal Communications Commission (FCC) and the federal courts, as well as various state governments and agencies, have initiated efforts to define and establish rules for implementation of the Act. Although implementation and the intended increase in competition has begun, there have been a number of delays and continuing uncertainties. The Company believes that there has been far more consolidation in the telecommunications industry than the direct competition originally intended or envisioned. Companies appear to be following a belief that size and scale is the best strategy for long-term, facilities-based telecommunications competition. Overall, the Company believes that the impact of the Act in increasing competition in the U.S. telecommunications industry could take a number of years to fully develop, and that due to the current regulatory environment and financial and economic opportunities, competition will evolve initially in the business and commercial sector rather than in the residential consumer market. However, the Company also believes the competition that will ultimately develop as a result of the Act will have a favorable impact on the Company and that the current telecommunications market still offers many premises wiring cabling opportunities. Continuing developments in multimedia applications are bringing new entrants to the telecommunications market. Competitive carriers are challenging incumbent telecommunications providers in certain market areas by offering individual or bundled video, voice and data services to residential and commercial customers. Internet service providers and cable television, entertainment and data transmission companies are also all potential customers for video, voice and data communications over broad bandwidth cable systems.

RESULTS OF OPERATIONS

     Revenue is generated from cabling projects performed via work orders issued under master contracts. Contract costs may vary depending upon the contract volume, the level of productivity, competitive factors in the local market and other items. Cost of sales includes subcontractor production costs, materials not supplied by the customer, vehicle and machinery expenses and business insurance related costs. Selling, general and administrative expenses consist primarily of field employee wages and payroll costs.

COMPARISONS OF THIRTEEN WEEKS ENDED JUNE 29, 1997 AND JUNE 28, 1998

     REVENUES

     Total revenues for the first quarter of fiscal 1999 were $16,649,227 compared to $21,651,070 for the first quarter of fiscal 1998, a decrease of 23.1%.

     Revenues derived from residential and commercial premises wiring activities decreased 18.8% to $15.1 million in the first quarter of fiscal 1999, versus approximately $18.6 million in the prior year period. Such revenues accounted for 91% of the Company's total revenues for the most recent quarter, versus 86% in the prior year period. Premises wiring revenues from telephone companies for video communication services decreased to approximately $3.1 million (18.7% of total Company revenues) from $8.3 million (38.2% of total Company revenues) in the first quarter of last year. Revenues from telephone companies for video communication services have declined sequentially in each of the last four fiscal quarters. This sequential decline in revenues is due to a number of factors, including: (1) a decision by SBC Communications, Inc. to halt construction of a cable project in California in June 1997; this project produced approximately $1.1 million of revenues in the Company's fiscal 1998 first quarter, (2) a shift from higher revenue generating underground cabling work orders to lower revenue aerial installation work orders in GTE Media Ventures franchise areas in California, (3) an increase in competition from other cabling service providers for available Telco work in certain market areas, (4) an apparent reassessment by Telcos with regard to their video strategies of pursuing less costly wireless cable systems (DBS and MMDS systems) in lieu of their current and more costly hybrid fiber-coaxial hardwire systems and (5) a slowdown in the buildout rate of video networks in their current franchise areas. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments and overall strategic decisions by the companies regarding video services. In addition, consolidation within the telecommunications industry may also delay or depress capital spending among Telcos as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances.

     Commercial network cabling revenues for the three months ended June 28,1998, increased 20% to approximately $3.5 million (21.1% of total revenues) versus $2.9 million (13.4% of total revenues) in the first quarter of fiscal 1998. Sales for the quarter ended June 28, 1998, also included premises wiring revenues from cable television multiple system operators of approximately $6.7 million (40.4% of total revenues) versus approximately $6.1 million (28.1% of total revenues) in the corresponding period last year.

     GROSS PROFIT

     Gross profit for the first quarter of fiscal 1999 was $6,481,725, or 38.9% of revenues, as compared to $8,302,042, or 38.3% of revenues, in the first quarter of fiscal 1998.

     The increase in gross margin is due primarily to a decrease in subcontractor production costs which decreased as a percent of labor cabling revenues in the first quarter of fiscal 1999 compared to the corresponding period last year. Contract and project subcontractor costs are dependent upon a number of factors including pricing for the Company's services, the level of productivity, competitive factors in the local market and other items. The Company's profitability in the first quarter of fiscal 1999 was negatively impacted by the decision to terminate a contract in Phoenix, Arizona, with a Telco in May 1998. Individual project work orders related to this contract generated approximately $0.6 million in revenues and an operating loss of approximately $0.2 million in the fiscal 1999 first quarter. Work under this contract was substantially complete as of June 28, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE

     The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The Company is reluctant to significantly reduce its cost structure during periods of reduced spending by its customers and believes that a certain expense level is necessary to adequately support longer term revenue growth and quality customer service. Selling, general and administrative expenses for the first three months of fiscal 1999 were $5,895,538 (35.4% of revenues), as compared to $6,136,163 (28.3% of revenues) in the prior year period, a decrease of $240,625 or 3.9%. The increase in selling, general and administrative expenses as a percentage of revenues is a result of a decline in revenues in the first quarter of fiscal 1999, which decreased approximately $5.0 million, or 23.1%, from the comparable first quarter of fiscal 1998.

     INTEREST INCOME AND EXPENSE

     Interest income was $131,027 for the three months ended June 28, 1998, as compared to net interest expense of $165,051 for the first quarter of fiscal 1998. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 38.1% versus 40.9% for the comparable quarter in fiscal 1998, a decrease of 2.8%. This decrease is primarily the result of a lower anticipated effective state tax rate in fiscal 1999.

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

     In October 1997 the Company completed a public offering in which it issued 600,000 new shares of common stock. Net proceeds from the offering were $14,175,000 before deducting related expenses of $279,443. The Company paid in full the outstanding balance of its revolving credit note of approximately $6.8 million and will use the balance of the proceeds for general corporate purposes including working capital, expansion of sales and marketing activities, openings of new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are being invested in short-term investment grade securities.

     Combined accounts receivable and work-in-process at June 28, 1998, totaled $17.9 million compared to $19.6 million at March 29, 1998, a decrease of approximately $1.7 million, or 8.7%. This decrease is due to the decline in revenues in the first quarter of fiscal 1999 ($16.6 million) as compared to fourth quarter fiscal 1998 revenues ($19.5 million). The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

     Capital requirements are dependent upon a number of factors including the Company's revenues, level of operations and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements. Management believes that current cash reserves, cash flow from operations, possible credit from its commercial bank and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

     CURRENT CREDIT ARRANGEMENTS. On March 26, 1998, the Company received a commitment from its new commercial bank for a two-year $10.0 million unsecured revolving credit note and terminated its prior credit agreement. Terms of the new credit agreement have not been finalized. There were no borrowings outstanding under the new credit commitment at June 28, 1998.

     CASH FLOW FROM OPERATING ACTIVITIES. For the first three months of fiscal 1999, net cash provided by operating activities was approximately $1.9 million. This was due primarily to the Company's net income, depreciation and amortization and the collection of accounts receivable. These items were somewhat negated by decreases in trade accounts payable, accrued compensation and liabilities to subcontractors.

     CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities for the first three months of fiscal 1999 totaled $136,913 versus $829,672 for the corresponding period last year. Cash used in investing activities is primarily a result of the purchase of property and equipment, which totaled approximately $188,000 (1.1% of revenues) for the fiscal 1999 first quarter versus $1,004,126 (4.6% of revenues) for the comparable period last year. The decreased capital expenditures in the first quarter of fiscal 1999 is primarily due to fewer new project start-ups and less outside plant construction activity (approximately $3.1 million in revenues in the first quarter of fiscal 1998 versus approximately $1.5 million in the first quarter of fiscal 1999).


VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos, DBS providers and other telecommunications providers produces daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters). Telecommunications providers are also subject to actual and potential local, state and Federal regulations that influence the availability of work for which the Company may compete. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and soft ground which may prevent underground premises installations, the burying of cable drops and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. For example, in fiscal 1998 the Company recorded approximately $25.9 million in revenues (30.2% of total revenues for the year) from Telcos that were building or expanding video systems. Revenues from Telcos for video systems have declined sequentially in each of the last four quarters, from approximately $8.3 million in the first quarter of fiscal 1998 to approximately $3.1 million in the first quarter of fiscal 1999. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments and overall strategic decisions by the companies regarding video services. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects and the gain or loss of a significant contract or customer.

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

YEAR 2000

     The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs that perform arithmetic operations, comparisons or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. In response to these assessments, which are ongoing, the Company has developed and is implementing a plan to develop solutions to those systems found to have date-related deficiencies. The Company is also surveying its bank and critical suppliers to determine the status of their Year 2000 compliance programs. Based upon current available information, the Company believes that Year 2000 compliance should be completed by March 1999. Assuming that project plans can be implemented as planned, the Company believes future costs relating to the Year 2000 issue, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations or financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material.

                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.


ITEM 5.  OTHER INFORMATION.
         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits



         Exhibit No.         Description
         -----------         ------------
              11 Statement re computation of per share earnings. All information required by Exhibit 11 is presented herewith on Page 8 under Note 2 to the Company's consolidated financial statements

              27 Financial Data Schedule filed herewith on Page 17 as part of this report on Form 10-Q.

         (b) No reports on Form 8-K have been filed during the quarter ended June 28, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERILINK CORPORATION
                              (Registrant)


Date:  August 7, 1998         By:  /s/ Larry R. Linhart
                                 --------------------------------------------
                              Larry R. Linhart
                              Chairman, President and Chief Executive Officer


Date:  August 7, 1998         By:  /s/ James W. Brittan
                                 --------------------------------------------
                              James W. Brittan
                              Vice President of Finance
                              (Principal Financial and Accounting Officer)