Form 10-Q
period 1998-09-27
AMERILINK CORP
filed 1998-11-10
CIK 924774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 27, 1998

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________


                         Commission file number 0-24334

                              AMERILINK CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                              31-1409345
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


               1900 E. DUBLIN-GRANVILLE ROAD, COLUMBUS, OHIO 43229
       ------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (614) 895-1313
                          ----------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No        .
    ------     ------

4,174,574 shares of Common Stock were outstanding as of November 1, 1998

                              AMERILINK CORPORATION
            QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 27, 1998


                                  Index                                        Page No.
                                  -----                                        --------
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of March 29, 1998,
              and September 27, 1998 (Unaudited)                                   3

              Consolidated Statements of Income (Unaudited) for the
              Twenty-six Weeks Ended September 28, 1997, and September 27, 1998    4

              Consolidated Statements of Income (Unaudited) for the
              Thirteen Weeks Ended September 28, 1997, and September 27, 1998      5

              Consolidated Statement of Changes in Shareholders' Equity
              (Unaudited) for the Twenty-six Weeks Ended September 27, 1998        6

              Consolidated Statements of Cash Flows (Unaudited) for the
              Twenty-six Weeks Ended September 28, 1997, and September 27, 1998    7

              Notes to Consolidated Financial Statements                           8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                 10

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        15




PART II - OTHER INFORMATION

         ITEMS 1 THROUGH 5                                                        16

         ITEM 6                                                                   17

         SIGNATURES                                                               17


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              AMERILINK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                                  March 29,         September 27,
                                                                                     1998               1998
                                                                                     ----               ----
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $      8,723,230    $     11,447,695
     Accounts receivable - trade, net of allowance for doubtful accounts of
         $234,000 in 1998 and $320,000 in 1999                                       13,884,731          11,415,524
     Work-in-process                                                                  5,690,546           6,098,988
     Materials and supply inventories                                                 1,655,809           1,397,361
     Other receivables                                                                  229,702             253,206
     Deferred income taxes                                                              458,584             458,584
     Other                                                                              114,895             362,278
                                                                               ----------------   -----------------
         Total current assets                                                        30,757,497          31,433,636

Property and equipment - net                                                          7,585,118           6,114,995
Deposits and other assets                                                               185,291             108,184
                                                                               ----------------    ----------------
             Total assets                                                      $     38,527,906    $     37,656,815
                                                                               ----------------   -----------------
                                                                               ----------------   -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                    $      2,658,091    $      1,781,317
     Liability to subcontractors                                                      1,886,173           1,738,526
     Accrued compensation and related expenses                                        1,845,507           1,345,735
     Accrued insurance                                                                  509,965             229,656
     Other                                                                              307,579             294,388
                                                                               ----------------   -----------------
         Total current liabilities                                                    7,207,315           5,389,622

Shareholders' equity:
     Preferred stock, without par: 1,000,000 shares authorized; none issued
         or outstanding                                                                    ----                ----
     Common stock, without par: 10,000,000 shares authorized; 4,255,930 and
         4,283,344 shares issued and outstanding at
         March 29, 1998, and September 27, 1998                                      24,017,256          24,180,499
     Retained earnings                                                                7,303,335           8,086,694
                                                                               ----------------    ----------------
         Total shareholders' equity                                                  31,320,591          32,267,193
                                                                               ----------------    ----------------
             Total liabilities and shareholders' equity                        $     38,527,906    $     37,656,815
                                                                               ----------------   -----------------
                                                                               ----------------   -----------------


------------------------------------------------------------------------------
                 See notes to consolidated financial statements
                                      -3-

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                         For the Twenty-six Weeks Ended
------------------------------------------------------------------------------


                                                                                September 28,       September 27,
                                                                                     1997               1998
                                                                                     ----               ----
Revenues                                                                       $     43,368,194    $     32,408,652
Cost of sales                                                                        26,728,259          19,885,894
                                                                               ----------------    ----------------
Gross profit                                                                         16,639,935          12,522,758
Selling, general and administrative expenses                                         12,342,181          11,509,037
                                                                               ----------------    ----------------
Income from operations                                                                4,297,754           1,013,721
Interest income (expense)                                                              (296,089)            273,638
                                                                               ----------------    ----------------
Income before income taxes                                                            4,001,665           1,287,359
Provision for income taxes                                                            1,609,000             504,000
                                                                               ----------------    ----------------
Net income                                                                     $      2,392,665    $        783,359
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Earnings per share:
     Basic                                                                     $           0.68        $       0.18
     Diluted                                                                   $           0.64        $       0.18

Weighted average shares:
     Basic                                                                            3,495,797           4,261,370
     Diluted                                                                          3,757,411           4,401,721


------------------------------------------------------------------------------
                 See notes to consolidated financial statements
                                      -4-

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                          For the Thirteen Weeks Ended
------------------------------------------------------------------------------


                                                                                September 28,       September 27,
                                                                                     1997               1998
                                                                                     ----               ----
Revenues                                                                       $     21,717,124    $     15,759,425
Cost of sales                                                                        13,379,231           9,718,392
                                                                               ----------------    ----------------
Gross profit                                                                          8,337,893           6,041,033
Selling, general and administrative expenses                                          6,206,018           5,613,499
                                                                               ----------------    ----------------
Income from operations                                                                2,131,875             427,534
Interest income (expense)                                                              (131,038)            142,611
                                                                               ----------------    ----------------
Income before income taxes                                                            2,000,837             570,145
Provision for income taxes                                                              789,000             231,000
                                                                               ----------------    ----------------
Net income                                                                     $      1,211,837    $        339,145
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Earnings per share:
     Basic                                                                     $           0.35        $       0.08
     Diluted                                                                   $           0.31        $       0.08

Weighted average shares:
     Basic                                                                            3,510,014           4,265,644
     Diluted                                                                          3,918,794           4,367,707


------------------------------------------------------------------------------
                 See notes to consolidated financial statements
                                      -5-

                              AMERILINK CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
------------------------------------------------------------------------------


                                                        Common Stock                 Retained
                                                Shares               Amount          Earnings            Total
                                                ------               ------          --------            -----
Balance at March 29, 1998                      4,255,930        $   24,017,256    $    7,303,335   $    31,320,591

Net income                                          ----                  ----           783,359           783,359

Proceeds from exercise
   of stock options                               25,000               158,750              ----           158,750

Issuance of restricted
   stock, net of deferred
   compensation expense                            2,414                  ----              ----              ----

Amortization of deferred
   compensation expense                             ----                 4,493              ----             4,493
                                            ------------        --------------    --------------   ---------------

Balance at September 27, 1998                  4,283,344        $   24,180,499    $    8,086,694   $    32,267,193
                                            ------------        --------------    --------------   ---------------
                                            ------------        --------------    --------------   ---------------


------------------------------------------------------------------------------
                 See notes to consolidated financial statements
                                      -6-

                              AMERILINK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         For the Twenty-six Weeks Ended
------------------------------------------------------------------------------


                                                                                September 28,       September 27,
                                                                                     1997               1998
                                                                                     ----               ----
OPERATING ACTIVITES
Net income                                                                     $      2,392,665    $        783,359
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                       1,384,077           1,433,551
  Net loss (gain) on disposal of fixed assets                                             4,082             (15,188)
  Changes in operating assets and liabilities:
     Accounts receivable and work-in-process                                         (2,261,099)          2,060,766
     Materials and supply inventories                                                  (213,018)            258,448
     Other receivables                                                                   90,619             (23,504)
     Other assets                                                                       (31,177)           (247,383)
     Trade accounts payable                                                             961,191            (876,774)
     Liability to subcontractors                                                      1,227,778            (147,647)
     Accrued compensation and related expenses                                          807,575            (499,772)
     Accrued insurance                                                                   70,290            (280,309)
     Other liabilities                                                                  (99,363)            (13,193)
                                                                               ----------------    ----------------
Net cash provided by operating activities                                             4,333,620           2,432,354

INVESTING ACTIVITIES
  Purchase of property and equipment                                                 (3,214,082)           (776,850)
  Proceeds from sale of property and equipment                                          246,099             833,103
  Deposits and other assets                                                              (3,586)             77,108
                                                                               ----------------    ----------------
Net cash provided by (used in) investing activities                                  (2,971,569)            133,361

FINANCING ACTIVITIES
  Principal payments on long-term debt                                              (15,719,190)               ----
  Proceeds from borrowings on long-term debt                                         13,900,000                ----
  Proceeds from exercise of stock options                                               192,000             158,750
  Tax benefit from exercise of options                                                  233,268                ----
                                                                               ----------------    ----------------
Net cash provided by (used in) financing activities                                  (1,393,922)            158,750
                                                                               ----------------    ----------------

Increase (Decrease) in cash and cash equivalents                                        (31,871)          2,724,465
Cash and cash equivalents at beginning of period                                        120,395           8,723,230
                                                                               ----------------    ----------------

Cash and cash equivalents at end of period                                     $         88,524    $     11,447,695
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Supplemental cash flow disclosures:
  Interest paid                                                                $        253,878    $           ----
  Income taxes paid                                                            $      1,296,922    $        504,086


------------------------------------------------------------------------------
                 See notes to consolidated financial statements
                                      -7-

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: AmeriLink Corporation (the "Company") designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice and data. The Company's cabling services include the drops and cable feeds to, and wiring of, residences, multiple dwelling units and commercial buildings and the construction of aerial and underground distribution plant. The Company offers these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators (MSOs); traditional telephone service providers, including local exchange carriers (LECs) and long distance carriers; competitive local exchange carriers (CLECs); Direct Broadcast Satellite (DBS) providers; system integrators and users of local area network (LAN) and wide-area network (WAN) systems; and other businesses providing specific or bundled telecommunications services. The Company's services are provided predominantly through the use of independent contractors via its national network of regional and satellite field offices. The Company's corporate headquarters are located in Columbus, Ohio, and, as of September 27, 1998, the Company had 21 regional field offices that service the following metropolitan areas: Atlanta, Baltimore, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Louisville, New York, Omaha, Phoenix, Richmond, San Antonio, San Francisco, St. Louis, Seattle/Tacoma and Tampa Bay.

INTERIM FINANCIAL STATEMENTS: These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the March 29, 1998, audited financial statements of AmeriLink Corporation contained in its Annual Report to Shareholders. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the thirteen and twenty-six weeks ended September 27, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
------------------------------------------------------------------------------

2.  COMMON STOCK AND EARNINGS PER SHARE ("EPS")

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents consisting of shares subject to stock options. The following table sets forth the calculation of basic and diluted EPS for the periods ended September 28, 1997, and September 27, 1998.


                                               Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                               --------------------                  ----------------------
                                         September 28,      September 27,       September 28,       September 27,
                                             1997                1998                1997               1998
                                             ----                ----                ----               ----
BASIC EPS:
Net income                                 $   1,211,837      $     339,145       $   2,392,665       $     783,359

Weighted average common shares
  outstanding                                  3,510,014          4,265,644           3,495,797           4,261,370
                                           -------------      -------------       -------------       -------------
Basic EPS                                  $        0.35      $        0.08       $        0.68       $        0.18
                                           -------------      -------------       -------------       -------------
                                           -------------      -------------       -------------       -------------

DILUTED EPS:
Net income                                 $   1,211,837      $     339,145       $   2,392,665       $     783,359

Weighted average common shares
  outstanding                                  3,510,014          4,265,644           3,495,797           4,261,370
Dilutive stock options                           408,780            102,063             261,614             140,351
                                           -------------      -------------       -------------       -------------
  Total shares and dilutive
     potential shares                          3,918,794          4,367,707           3,757,411           4,401,721
                                           -------------      -------------       -------------       -------------
Diluted EPS                                $    0.31          $    0.08           $    0.64           $    0.18
                                           -------------      -------------       -------------       -------------
                                           -------------      -------------       -------------       -------------


Some options were outstanding during the periods presented but were not included in the computation of diluted EPS because the average market price of the Company's common stock during the period was less than the exercise price of the options and, therefore, were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
   SECURITIES LITIGATION REFORM ACT OF 1995.

         This Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which, in addition to assuming a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historic levels, are subject to a number of known and unknown risks. Certain statements, such as statements regarding the Company's future growth and profitability, are forward-looking. These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements included in this Quarterly Report. These risks and uncertainties include, but are not limited to, the Company's relationship with key customers, implementation of the Company's growth strategy, seasonality, changing market conditions and customer purchase authorizations, competitive and regulatory risks associated with the telecommunications industry, new products and technological changes and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission including, but not limited to, the factors described under the caption "Variability in Quarterly Results and Seasonality" below.


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

COMPARISON OF TWENTY SIX WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER  27, 1998

         REVENUES

         Total revenues for the first six months of fiscal 1999 were $32,408,652 compared to $43,368,194 for the first six months of fiscal 1998, a decrease of 25%.

         Revenues derived from residential and commercial premises wiring activities decreased 23% to $29.5 million in the first six months of fiscal 1999, versus approximately $38.2 million in the prior year period. Such revenues accounted for 91% of the Company's total revenues for the fiscal 1999 period versus 88% in the prior fiscal year. Premises wiring revenues from telephone companies for video communication services decreased to approximately $6.2 million (19% of total Company revenues) from $15.7 million (36% of total Company revenues) in the first six months of last year. Revenues from telephone companies for video communication services have declined sequentially in each of the last five fiscal quarters. This sequential decline in revenues is due to a number of factors, including: (1) a decision by SBC Communications, Inc., to halt construction of a cable project in California in June 1997 which produced approximately $1.1 million of revenues in the Company's fiscal 1998 first quarter, (2) a shift from higher revenue generating underground cabling work orders to lower revenue aerial installation work orders in GTE Media Ventures franchise areas in California, (3) an increase in competition from other cabling service providers for available Telco work in certain market areas, (4) an apparent reassessment by Telcos with regard to their video strategies by pursuing less costly wireless cable systems (DBS and MMDS systems) in lieu of their current and more costly hybrid fiber-coaxial hardwire systems and (5) a slowdown in the buildout rate of video networks in their current franchise areas. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments and overall strategic decisions by the companies regarding video services. In addition, consolidation within the telecommunications industry may also delay or depress capital spending among Telcos, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. Revenues from GTE Media Ventures for the first two quarters of fiscal 1999 were approximately $2.6 million, a decrease of $5.7 million or 69% from the $8.3 million recorded in the prior year period. GTE Media
Ventures was the Company's largest customer in fiscal 1998 and comprised approximately 17% of total Company revenues. The company believes that revenues generated from contracts with GTE will continue to decline during the remaining six months of the current fiscal year.

         Residential premises wiring revenues from cable television MSOs for the first six months of fiscal 1999 approximated $13.9 million, for an increase of 13% when compared with $12.3 million during the same period in fiscal 1998. The Company believes the increased capital spending by MSOs is being driven by the industry's desire to upgrade cable networks for enhanced digital services. Outside plant construction revenues for the first two quarters of fiscal 1999 declined to approximately $2.9 million from approximately $5.2 million, reflecting management's strategy to increase its emphasis on premises wiring services.

         GROSS PROFIT

         Gross profit for the first six months of fiscal 1999 was $12,522,758, or 38.6% of revenues, as compared to $16,639,935, or 38.4% of revenues, in the first six months of fiscal 1998.

         The increase in gross margin is due primarily to a decrease in subcontractor production costs, which decreased as a percent of labor cabling revenues in the first six months of fiscal 1999 compared to the corresponding period last year. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market and other items. The Company's profitability for the first six months of fiscal 1999 was negatively impacted by its decision to terminate a contract in Phoenix, Arizona, with a Telco in May 1998. Individual project work orders related to this contract generated approximately $0.6 million in revenues and an operating loss of approximately $0.2 million in fiscal 1999. Work under this contract was substantially complete as of June 28, 1998. As of September 27, 1998 the Company had approximately $1.3 million in unsecured accounts receivable relating to work performed under this contract.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The Company is reluctant to significantly reduce its cost structure during periods of reduced spending by its customers and believes a certain expense level is necessary to adequately support longer term revenue growth and quality customer service. Selling, general and administrative expenses for the first six months of fiscal 1999 were $11,509,037 (35.5% of revenues), as compared to $12,342,181 (28.5% of revenues) in the prior year period, a decrease of $833,144 or 7%. This decrease is primarily a result of a decrease in employee wage expense and employee benefits. The increase in selling, general and administrative expenses as a percentage of revenues is a result of a decline in revenues in the first six months of fiscal 1999, which decreased approximately 25% from the comparable first six months of fiscal 1998.

         INTEREST INCOME AND EXPENSE

         Interest income was $273,638 for the six months ended September 27, 1998, as compared to net interest expense of $296,089 for the first six months of fiscal 1998. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities.

         PROVISION FOR INCOME TAXES

         The Company's effective tax rate was 39.1% for the first six months of fiscal 1999 versus 40.2% for the comparable period in fiscal 1998. This decrease is primarily the result of a lower anticipated effective state tax rate in fiscal 1999.

COMPARISON OF THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER  27, 1998

         REVENUES

         Total revenues for the second quarter of fiscal 1999 were $15,759,425 compared to $21,717,124 for the second quarter of fiscal 1998, a decrease of 27%.

         Revenues derived from residential and commercial premises wiring activities decreased 27% to $14.4 million in the second quarter of fiscal 1999, versus approximately $19.6 million in the prior year period. Premises wiring revenues from telephone companies for video communication services decreased to approximately $3.1 million (20% of total Company revenues) from $7.4 million (34% of total Company revenues) in the second quarter of last year. Revenues from GTE Media Ventures for the second quarter of fiscal 1999 were approximately $1.1 million, a decrease of $3.5 million or 76% from the $4.6 million recorded in the prior year period. GTE Media Ventures was the Company's largest customer in fiscal 1998 and comprised approximately 17% of total Company revenues. The company believes that revenues generated from contracts with GTE will continue to decline during the remaining six months of the current fiscal year.

         Residential premises wiring revenues from cable television MSOs for the three months ended September 27, 1998, approximated $7.2 million, an increase of 17% from the $6.2 million recorded in the same period during fiscal 1998. Revenues from Tele-Communications, Inc., (TCI) for the second quarter of fiscal 1999 were approximately $1.6 million, an increase of $1.0 million or approximately 150% from the $0.6 million recorded in the second quarter of fiscal 1998. The Company recently opened new regional offices in Dallas, Baltimore and the Seattle/Tacoma area, primarily to service new TCI contracts. These new regional offices should also allow the Company to expand its premises wiring capabilities in these new geographic markets.

         Fiscal 1998 second quarter premises wiring revenues also included approximately $0.8 million in revenues from telephone companies for voice and data services, whereas the Company recorded negligible Telco voice and data revenues in its most recent quarter.

         GROSS PROFIT

         Gross profit for the second quarter of fiscal 1999 was $6,041,033 versus $8,337,893 in the second quarter of last year. The decrease in gross profit is a result of lower revenues in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Gross profit as a percentage of revenues was similar for both quarters (38.3% in the second quarter of fiscal 1999 and 38.4% in the second quarter of fiscal 1998).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the second quarter of fiscal 1999 were $5,613,499 (35.6% of revenues) compared to $6,206,018 (28.6% of revenues) in the prior year period, a decrease of $592,519 or 9.5%. This decrease is primarily a result a decrease in employee wage expense and employee benefits. The increase in selling, general and administrative expenses as a percentage of revenues is a result of a decline in revenues in the second quarter of fiscal 1999, which decreased approximately 27% from the comparable quarter in fiscal 1998.

         INTEREST INCOME AND EXPENSE

         Interest income was $142,611 for the three months ended September 27, 1998 as compared to net interest expense of $131,038 for the three months ended September 28, 1997. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. Historically, the Company's principal sources of liquidity have come from operating cash flow and credit arrangements. The Company's primary requirements for working capital are to finance accounts receivable, work-in-process and capital expenditures. Pursuant to a typical construction, MDU or LAN cabling contract, work performed by the Company is generally not billed to a customer until various stages in a project are reached or until the entire project is complete. Because the Company pays its suppliers and subcontractors on a current basis, to the extent that trade payables exceed customer accounts paid at any given time, the Company would draw on its revolving credit note to finance its work-in-process until project work is billed to and paid by the customer.

         In October 1997 the Company completed a public offering in which it issued 600,000 new shares of common stock. Net proceeds from the offering were $14,175,000 before deducting related expenses of $279,443. The Company paid in full the outstanding balance of its revolving credit note of approximately $6.8 million and will use the balance of the proceeds for general corporate purposes including working capital, expansion of sales and marketing activities, openings of new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are being invested in short-term investment grade securities. As of September 27, 1998 the Company had approximately $11.4 million in cash and cash equivalents.

         On September 4, 1998 the Company's Board of Directors authorized the repurchase of up to 400,000 common shares of the Company's stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The Company intends to use current cash reserves to finance the share repurchase program. Repurchased common shares will be held in the Company's treasury and used for employee benefit plans and other general corporate purposes. No shares had been repurchased as of September 27, 1998.

         Combined accounts receivable and work-in-process at September 27, 1998, totaled $17.5 million compared to $19.6 million at March 29, 1998, a decrease of approximately $2.1 million, or 10.5%. This decrease is due to the decline in revenues in the first six months of fiscal 1999. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

         Capital requirements are dependent upon a number of factors including the Company's revenues, level of operations and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer term revenues and associated capital expenditure and operating cash requirements. Management believes current cash reserves, cash flow from operations, possible credit from commercial banks and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

         CURRENT CREDIT ARRANGEMENTS. On March 26, 1998, the Company received a commitment from a new commercial bank for a two-year $10.0 million unsecured revolving credit note and terminated its prior credit agreement. The Company has continued to negotiate with other commercial banks to evaluate other credit agreements, and therefore terms of the $10.0 million unsecured revolving credit note have not been finalized. The

Company anticipates that it will finalize a credit agreement with a commercial bank by the end of its current fiscal year.

         CASH FLOW FROM OPERATING ACTIVITIES. For the first six months of fiscal 1999, net cash provided by operating activities was approximately $2.4 million versus approximately $4.3 million for the corresponding period last year. Cash provided in fiscal 1998 was primarily a result of approximately $2.4 million of net income plus non-cash depreciation and amortization expense. Cash provided in fiscal 1999 is primarily a result of a decrease of approximately $2.1 million in combined accounts receivable and work-in-process.

          CASH FLOW FROM INVESTING ACTIVITIES. Net cash provided by investing activities for the first six months of fiscal 1999 totaled $133,361 versus net cash used of approximately $3.0 million for the corresponding period last year. Investing activities primarily relate to the purchase of property and equipment, which totaled approximately $3.0 million (net of proceeds from the sale of property and equipment) for the first six months of fiscal 1998. Proceeds from selling equipment slightly exceeded new purchases for the first six months of the current fiscal year. The capital expenditures in fiscal 1998 were a result primarily of new project start ups and more outside plant construction activity (approximately $5.2 million in revenues in the first six months of fiscal 1998 versus approximately $2.9 million in the first six months of fiscal 1999). The proceeds in fiscal 1999 are primarily the result of the company selling vehicles that were utilized on a large project with a Telco in Phoenix, Arizona. This contract was terminated and was substantially complete as of June 28, 1998.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the Company's contracts with MSOs, Telcos, DBS providers and other telecommunications providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters.) Telecommunications providers are also subject to actual and potential local, state and Federal regulations that influence the availability of work for which the Company may compete. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and soft ground which may prevent underground premises installations, the burying of cable drops and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. For example, in fiscal 1998 the Company recorded approximately $25.9 million in revenues (30.2% of total revenues for the year) from Telcos that were building or expanding video systems. Revenues from Telcos for video systems have declined sequentially in each of the last five quarters, from approximately $8.3 million in the first quarter of fiscal 1998 to approximately $3.1 million in the second quarter of fiscal 1999. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments and overall strategic decisions by the companies regarding video services. Revenues from GTE Media Ventures for the first two quarters of fiscal 1999 were approximately $2.6 million, a decrease of $5.7 million or 69% from the $ 8.3 million recorded in the prior-year period. GTE Media Ventures was the Company's largest customer in fiscal 1998 and comprised approximately 17% of total Company revenues. The company believes that revenues generated from contracts with GTE will continue to decline during the remaining six months of the current fiscal year. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects and the gain or loss of a significant contract or customer.

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

YEAR 2000

         The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs that perform arithmetic operations, comparisons or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. In response to these assessments, which are ongoing, the Company has developed and is implementing a plan to develop solutions to those systems found to have date-related deficiencies. The Company is also surveying its bank and critical suppliers to determine the status of their Year 2000 compliance programs. Based upon current available information, the Company believes that Year 2000 compliance should be substantially completed by March 1999. Assuming that project plans can be implemented as planned, the Company believes future costs related to becoming Year 2000 compliant, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations or financial condition.

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

ITEM 1.  LEGAL PROCEEDINGS.
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 4, 1998, the Company held its Annual Meeting of Shareholders. The following matters were voted upon:

     1. The election of three Directors, each to serve until the 2000 Annual Meeting and until their successors are duly elected and qualified;

     2. The adoption of amendments to the 1994 Stock Incentive Plan.

         The following table provides the number of votes cast for and withheld as to the election of directors.


     NAME OF NOMINEE                    VOTES FOR            VOTES WITHHELD
     ---------------                    ---------            --------------
     William H. Largent                  4,027,229               20,205
     George R. Manser                    4,027,229               20,205
     Robert D. Setzer                    4,027,229               20,205


         Robert L. Powelson, Larry R. Linhart and Richard W. Rubenstein, Esq. continued their terms as directors after the meeting. They will continue to serve until their terms end at the 1999 Annual Meeting of Shareholders.

         The following table provides the number of votes cast for and against and the number of abstentions and non-votes as to the adoption of amendments to the 1994 Stock Incentive Plan.


                                                               BROKER NON-
      VOTES FOR          VOTES AGAINST         ABSTENTIONS        VOTES
      ---------          -------------         -----------        -----
     2,168,493             933,156               14,657              931,128


ITEM 5.  OTHER INFORMATION.
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.


                 Exhibit No.                 Description
                 -----------                 -----------
                    10.1       Amendments to 1994 Stock Incentive Plan.
                               Incorporated by reference to Exhibit A to
                               AmeriLink Corporation's 1998 Proxy Statement
                               dated July 6, 1998.

                    10.2 Amendment No. 2 to Executive Employment Agreement between AmeriLink Corporation and Larry R.
                               Linhart.

                     11        Statement re: computation of per share earnings.
                               All information required by Exhibit 11 is presented herewith on Page 9 under Note 2 to the Company's consolidated financial statements.

                     27 Financial Data Schedule filed herewith as part of this report on Form 10-Q.


         (b) No reports on Form 8-K have been filed during the quarter ended September 27, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERILINK CORPORATION
                                    -------------------------
                                    (Registrant)


Date:  November 1, 1998             By:  /s/ Larry R. Linhart
                                         --------------------
                                    Larry R. Linhart
                                    Chairman, President and Chief Executive
                                     Officer


Date:  November 1, 1998             By:  /s/ James W. Brittan
                                         --------------------
                                    James W. Brittan
                                    Vice President of Finance
                                    (Principal Financial and Accounting
                                     Officer)