Form 10-Q
period 1998-12-27
AMERILINK CORP
filed 1999-02-09
CIK 924774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________

                         Commission file number 0-24334

                              AMERILINK CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                        31-1409345
  -------------------------------                    ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     Identification Number)

               1900 E. DUBLIN-GRANVILLE ROAD, COLUMBUS, OHIO 43229
  ----------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (614) 895-1313
                    -----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .
    -----     -----

4,531,174 shares of Common Stock were outstanding as of February 2, 1999

                             AMERILINK CORPORATION
            QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 27, 1998

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS.

            Consolidated Balance Sheets as of March 29, 1998,
            and December 27, 1998 (Unaudited)                                                  3

            Consolidated Statements of Income (Unaudited) for the
            Thirty-nine Weeks Ended December 28, 1997, and December 27, 1998                   4

            Consolidated Statements of Income (Unaudited) for the
            Thirteen Weeks Ended December 28, 1997, and December 27, 1998                      5

            Consolidated Statement of Changes in Shareholders' Equity
            (Unaudited) for the Thirty-nine Weeks Ended December 27, 1998                      6

            Consolidated Statements of Cash Flows (Unaudited) for the
            Thirty-nine Weeks Ended December 28, 1997, and December 27, 1998                   7

            Notes to Consolidated Financial Statements                                         8

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                                           10

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.                     15




PART II - OTHER INFORMATION

       ITEMS 1 THROUGH 5.                                                                     16

       ITEM 6.                                                                                17

       SIGNATURES.                                                                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               AMERILINK CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                  March 29,         December 27,
                                                                                     1998               1998
                                                                                  ---------         ------------
                                                                                                     (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents                                                 $      8,723,230    $     10,822,853
     Accounts receivable - trade, net of allowance for doubtful accounts of
         $234,000 in 1998 and $186,000 in 1999                                       13,884,731          11,875,678
     Work-in-process                                                                  5,690,546           5,026,127
     Materials and supply inventories                                                 1,655,809           1,468,651
     Other receivables                                                                  229,702             232,556
     Deferred income taxes                                                              458,584             458,584
     Other                                                                              114,895             317,504
                                                                               ----------------    ----------------
         Total current assets                                                        30,757,497          30,201,953

Property and equipment - net                                                          7,585,118           6,047,060
Deposits and other assets                                                               185,291             112,552
                                                                               ----------------    ----------------
             Total assets                                                      $     38,527,906    $     36,361,565
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                    $      2,658,091    $      1,716,721
     Liability to subcontractors                                                      1,886,173           1,488,951
     Accrued compensation and related expenses                                        1,845,507           1,324,602
     Accrued insurance                                                                  509,965             279,638
     Other                                                                              307,579             269,952
                                                                               ----------------    ----------------
         Total current liabilities                                                    7,207,315           5,079,864

Shareholders' equity:

     Preferred stock, without par: 1,000,000 shares authorized;
         none issued or outstanding                                                                    ----                ----
     Common stock, without par: 10,000,000 shares authorized;
         4,255,930 and 4,283,344 shares issued at March 29, 1998,
         and December 27, 1998                                                       24,017,256          24,183,868
     Common stock held in treasury, at cost; 176,770 shares at                             ----          (1,310,158)
         December 27, 1998

     Retained earnings                                                                7,303,335           8,407,991
                                                                               ----------------    ----------------
         Total shareholders' equity                                                  31,320,591          31,281,701
                                                                               ----------------    ----------------
             Total liabilities and shareholders' equity                        $     38,527,906    $     36,361,565
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

                See notes to consolidated financial statements

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                         For the Thirty-nine Weeks Ended

                                                                                 December 28,       December 27,
                                                                                     1997               1998
                                                                                 ------------       ------------
Revenues                                                                       $     66,103,957    $     48,077,714
Cost of sales                                                                        40,672,955          29,302,980
                                                                               ----------------    ----------------
Gross profit                                                                         25,431,002          18,774,734
Selling, general and administrative expenses                                         18,819,377          17,355,944
                                                                               ----------------    ----------------
Income from operations                                                                6,611,625           1,418,790
Interest income (expense)                                                              (288,122)            404,866
                                                                               ----------------    ----------------
Income before income taxes                                                            6,323,503           1,823,656
Provision for income taxes                                                            2,542,000             719,000
                                                                               ----------------    ----------------
Net income                                                                     $      3,781,503    $      1,104,656
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Earnings per share:

     Basic                                                                     $          1.03     $          0.26
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------
     Diluted                                                                   $          0.95     $          0.25
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Weighted average shares:

     Basic                                                                            3,661,240           4,234,199
     Diluted                                                                          3,970,443           4,340,677

                See notes to consolidated financial statements

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                           For the Thirteen Weeks Ended

                                                                                 December 28,       December 27,
                                                                                     1997               1998
                                                                                 ------------       ------------
Revenues                                                                       $     22,735,763    $     15,669,062
Cost of sales                                                                        13,944,696           9,417,086
                                                                               ----------------    ----------------
Gross profit                                                                          8,791,067           6,251,976
Selling, general and administrative expenses                                          6,477,196           5,846,907
                                                                               ----------------    ----------------
Income from operations                                                                2,313,871             405,069
Interest income                                                                           7,967             131,228
                                                                               ----------------    ----------------
Income before income taxes                                                            2,321,838             536,297
Provision for income taxes                                                              933,000             215,000
                                                                               ----------------    ----------------
Net income                                                                     $      1,388,838    $        321,297
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Earnings per share:

     Basic                                                                     $          0.35     $          0.08
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------
     Diluted                                                                   $          0.32     $          0.08
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

Weighted average shares:

     Basic                                                                            3,992,126           4,181,596
     Diluted                                                                          4,396,509           4,220,328

                See notes to consolidated financial statements

                              AMERILINK CORPORATION
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                        Common Stock         Common Stock Held in Treasury   Retained
                               Shares Issued     Amount         Shares          Amount       Earnings       Total
                               -------------     ------         ------          ------       --------       -----
Balance at March 29, 1998        4,255,930    $ 24,017,256                                 $ 7,303,335   $ 31,320,591

Net income                            ----            ----                                   1,104,656      1,104,656

Proceeds from exercise
  of stock options                  25,000         158,750                                       ----         158,750

Repurchases of common
  stock                               ----            ----    (176,770)    $ (1,310,158)         ----      (1,310,158)

Issuance of restricted
  stock, net of deferred
  compensation expense               2,414            ----        ----             ----          ----           ----

Amortization of deferred
  compensation expense                ----           7,862        ----             ----                         7,862
                                 ---------    ------------    --------     ------------    -----------   ------------

Balance at December 27, 1998     4,283,344    $ 24,183,868    (176,770)    $ (1,310,158)   $ 8,407,991   $ 31,281,701
                                 ---------    ------------    --------     ------------    -----------   ------------
                                 ---------    ------------    --------     ------------    -----------   ------------

                See notes to consolidated financial statements

                              AMERILINK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                         For the Thirty-nine Weeks Ended

                                                                                 December 28,       December 27,
                                                                                     1997               1998
                                                                                 ------------       ------------
OPERATING ACTIVITES

Net income                                                                     $  3,781,503        $  1,104,656
Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation and amortization                                                   2,196,165           2,217,168
  Net gain on disposal of fixed assets                                              (15,887)             (5,944)
  Changes in operating assets and liabilities:

     Accounts receivable and work-in-process                                     (3,719,024)          2,673,473
     Materials and supply inventories                                              (124,382)            187,158
     Other receivables                                                               45,737              (2,854)
     Other assets                                                                    28,863            (202,609)
     Trade accounts payable                                                         589,726            (941,370)
     Liability to subcontractors                                                    248,363            (397,222)
     Accrued compensation and related expenses                                      663,492            (520,905)
     Accrued insurance                                                               69,249            (230,327)
     Other liabilities                                                             (295,808)            (37,628)
                                                                               ------------       -------------
Net cash provided by operating activities                                         3,467,997           3,843,596

INVESTING ACTIVITIES

  Purchase of property and equipment                                             (4,255,613)         (1,577,299)
  Proceeds from sale of property and equipment                                      285,760             911,994
  Deposits and other assets                                                         (33,749)             72,740
                                                                               ------------       -------------
Net cash used in investing activities                                            (4,003,602)           (592,565)

FINANCING ACTIVITIES

  Principal payments on long-term debt                                          (25,794,190)               ----
  Proceeds from borrowings on long-term debt                                     16,725,000                ----
  Proceeds from issuance of common stock                                         13,895,557                ----
  Repurchases of common stock                                                          ----          (1,310,158)
  Proceeds from exercise of stock options                                           617,325             158,750
  Tax benefit from exercise of options                                              979,768                ----
                                                                               ------------       -------------
Net cash provided by (used in) financing activities                               6,423,460          (1,151,408)
                                                                               ------------       --------------

Increase in cash and cash equivalents                                             5,887,855           2,099,623
Cash and cash equivalents at beginning of period                                    120,395           8,723,230
                                                                               ------------       -------------

Cash and cash equivalents at end of period                                     $  6,008,250       $  10,822,853
                                                                               ------------       -------------
                                                                               ------------       -------------

Supplemental cash flow disclosures:

  Interest paid                                                                $    347,281       $        ----
  Income taxes paid                                                            $  1,891,724       $     850,584

                See notes to consolidated financial statements

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: AmeriLink Corporation (the "Company") designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice and data. The Company's cabling services include the drops and cable feeds to, and wiring of, residences, multiple dwelling units and commercial buildings and the construction of aerial and underground distribution plant. The Company offers these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators (MSOs); traditional telephone service providers, including local exchange carriers
(LECs), long distance carriers and competitive local exchange carriers (CLECs) (collectively, "Telcos"); direct broadcast satellite (DBS) providers; system integrators and users of local area network (LAN) and wide-area network (WAN) systems; and other businesses providing specific or bundled telecommunications services. The Company's services are provided predominantly through the use of independent contractors via its national network of regional and satellite field offices. The Company's corporate headquarters are located in Columbus, Ohio, and, as of December 27, 1998, the Company had 21 regional field offices that service the following metropolitan areas: Atlanta, Baltimore, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Louisville, New York, Omaha, Phoenix, Richmond, San Antonio, San Francisco, St. Louis, Seattle/Tacoma and Tampa Bay.

INTERIM FINANCIAL STATEMENTS: These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the March 29, 1998, audited financial statements of AmeriLink Corporation contained in its Annual Report to Shareholders. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the thirteen and thirty-nine weeks ended December 27, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                              AMERILINK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  COMMON STOCK AND EARNINGS PER SHARE ("EPS")

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents consisting of shares subject to stock options. The following table sets forth the calculation of basic and diluted EPS for the periods ended December 28, 1997, and December 27, 1998.

                                               Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                           December 28,        December 27,        December 28,       December 27,
                                               1997               1998                 1997               1998
                                               ----               ----                 ----               ----
BASIC EPS:

Net income                                 $   1,388,838      $     321,297       $   3,781,503       $   1,104,656

Weighted average common shares

  outstanding                                  3,992,126          4,181,596           3,661,240           4,234,199
                                           -------------      -------------       -------------       -------------
Basic EPS                                  $        0.35      $        0.08       $        1.03       $        0.26
                                           -------------      -------------       -------------       -------------
                                           -------------      -------------       -------------       -------------
DILUTED EPS:

Net income                                 $   1,388,838      $     321,297       $   3,781,503       $   1,104,656

Weighted average common shares

  outstanding                                  3,992,126          4,181,596           3,661,240           4,234,199
Dilutive stock options                           404,383             38,732             309,203             106,478
                                           -------------      -------------       -------------       -------------
  Total shares and dilutive

     potential shares                          4,396,509          4,220,328           3,970,443           4,340,677
                                           -------------      -------------       -------------       -------------
Diluted EPS                                $        0.32      $        0.08       $        0.95       $        0.25
                                           -------------      -------------       -------------       -------------
                                           -------------      -------------       -------------       -------------

Some options were outstanding during the periods presented but were not included in the computation of diluted EPS because the average market price of the Company's common stock during the period was less than the exercise price of the options and, therefore, were antidilutive.

3. SUBSEQUENT EVENT - PLAN OF MERGER

On February 2, 1999, the Company, through a wholly-owned subsidiary, MCC Acquisition Corp. ("MAC"), acquired Midwest Computer Cable, Inc ("MCCI"), a commercial cabling installation firm headquartered in Des Moines, Iowa. The transaction was consummated pursuant to an Agreement and Plan of Merger, dated February 2, 1999, (the "Merger Agreement") among the Company, MAC, MCCI, Larry Kendall, Dayton Kendall and Linda Kendall. A copy of the Merger Agreement is included herewith as Exhibit 2 and is incorporated herein by reference. Pursuant to the Merger Agreement, MCCI was merged with and into MAC (the "Merger"). As a result, the separate corporate existence of MCCI ceased and the shareholders of MCCI received as consideration a combination of $4.4 million in cash and 500,000 shares of the Company's no par common stock. The Merger has been accounted for as a purchase.

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

COMPARISON OF THIRTY NINE WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 27, 1998

         REVENUES

         Total revenues for the first nine months of fiscal 1999 were $48,077,714 compared to $66,103,957 for the first nine months of fiscal 1998, a decrease of 27%.

         Revenues derived from residential and commercial premises wiring activities decreased 26% to $43.7 million in the first nine months of fiscal 1999, versus approximately $59.0 million in the prior year period. Premises wiring revenues from telephone companies for video communication services decreased to approximately $8.7 million (18% of total Company revenues) from $21.8 million (33% of total Company revenues) in the first nine months of last year. Revenues from telephone companies for video communication services have declined sequentially in each of the last six fiscal quarters. This sequential decline in revenues is due to a number of factors, including: (1) a decision by SBC Communications, Inc., to halt construction of a cable project in California in June 1997 which produced approximately $1.1 million of revenues in the Company's fiscal 1998 first quarter, (2) an increase in competition from other cabling service providers for available Telco work in certain market areas, (3) an apparent reassessment by Telcos with regard to their video strategies by pursuing less costly wireless cable systems (DBS and MMDS systems) in lieu of their current and more costly hybrid fiber-coaxial hardwire systems and (4) a slowdown in the buildout rate of video networks in their current franchise areas. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments and overall strategic decisions by the companies regarding video services. In addition, consolidation within the telecommunications industry may also delay or depress capital spending among Telcos, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. Revenues from GTE Media Ventures for the first three quarters of fiscal 1999 were approximately $2.8 million, a decrease of $9.1 million or 76% from the $11.9 million recorded in the prior year period. GTE Media Ventures was the Company's largest customer in fiscal 1998 and comprised approximately 17% of total Company revenues.

         Residential premises wiring revenues from cable television MSOs for the first nine months of fiscal 1999 approximated $21.2 million versus $19.7 million during the first nine months of fiscal 1998. MSO revenues generated from contracts with Tele-Communications Inc. (TCI) for the first three quarters of fiscal 1999 approximated $4.9 million, an increase of $2.9 million or 146% from the $2.0 million recorded in the first nine months of last fiscal year.

         GROSS PROFIT

         Gross profit for the first nine months of fiscal 1999 was $18,774,734 or 39.1% of revenues, as compared to $25,431,002, or 38.5% of revenues, in the first nine months of fiscal 1998.

         The increase in gross margin is due primarily to a decrease in subcontractor production costs, which decreased as a percent of labor cabling revenues in the first nine months of fiscal 1999 compared to the corresponding period last year. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market and other items.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The Company is reluctant to significantly reduce its cost structure during periods of reduced revenues and spending by its customers and believes a certain expense level is necessary to adequately support longer term revenue growth and quality customer service. Selling, general and administrative expenses for the first nine months of fiscal 1999 were $17,355,944 (36.1% of revenues), as compared to $18,819,377 (28.5% of revenues) in the prior year period, a decrease of $1,463,433, or 8%. This decrease is primarily a result of a decrease in employee wage expense and employee benefits. The increase in selling, general and administrative expenses as a percentage of revenues is a result of a decline in revenues in the first nine months of fiscal 1999, which decreased approximately 27% from the comparable first nine months of fiscal 1998.

         INTEREST INCOME AND EXPENSE

         Interest income was $404,866 for the nine months ended December 27, 1998, as compared to net interest expense of $288,122 for the first nine months of fiscal 1998. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities.

         PROVISION FOR INCOME TAXES

         The Company's effective tax rate was 39.4% for the first nine months of fiscal 1999 versus 40.2% for the comparable period in fiscal 1998. This decrease is primarily the result of a lower anticipated effective state tax rate in fiscal 1999.

COMPARISON OF THIRTEEN WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER  27, 1998

         REVENUES

         Total revenues for the third quarter of fiscal 1999 were $15,669,062 compared to $22,735,763 for the third quarter of fiscal 1998, a decrease of 31%.

         Revenues derived from residential and commercial premises wiring activities decreased 32% to $14.2 million in the third quarter of fiscal 1999, versus approximately $20.8 million in the prior year period. Premises wiring revenues from telephone companies for video communication services decreased to approximately $2.5 million (16% of total Company revenues) from $6.1 million (27% of total Company revenues) in the third quarter of last year. GTE Media Ventures revenues derived from classic hardwire cable system projects for the most recent quarter were only $0.2 million, versus approximately $3.6 million in the comparable third quarter of fiscal 1998 and $1.1 million in the previous quarter ended September 27, 1998. The Company believes that Telco video revenues as a group have now stabilized near fiscal 1999 third quarter levels.

         Commercial premises wiring revenues for the third quarter of fiscal 1999 were approximately $3.3 million compared to $4.6 million for the third quarter of fiscal 1998, a decrease of 28%. This reduction is due primarily to a lower volume of regional and national network installation projects in the current fiscal year as compared to fiscal 1998.

         Fiscal 1998 third quarter premises wiring revenues also included approximately $1.2 million in revenues from telephone companies for voice and data services, including approximately $1.0 million derived from a large contract in Phoenix, Arizona, with U.S. West. Work under this contract was substantially complete as of June 28, 1998.

         GROSS PROFIT

         Gross profit for the third quarter of fiscal 1999 was $6,251,976 or 39.9% of revenues, as compared to $8,791,067, or 38.7% of revenues, in the third quarter of fiscal 1998.

         The increase in gross margin is due primarily to a decrease in subcontractor production costs, which decreased as a percent of labor cabling revenues in the first nine months of fiscal 1999 compared to the corresponding period last year. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market and other items.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter of fiscal 1999 were $5,846,907 (37.3% of revenues) compared to $6,477,196 (28.5% of revenues) in the prior year period, a decrease of $630,289 or 10%. This decrease is primarily a result a decrease in employee wage expense and employee benefits. The increase in selling, general and administrative expenses as a percentage of revenues is a result of a decline in revenues in the third quarter of fiscal 1999, which decreased approximately 31% from the comparable quarter in fiscal 1998.

         INTEREST INCOME AND EXPENSE

         Interest income was $131,228 for the three months ended December 27, 1998 as compared to $7,967 for the three months ended December 28, 1997. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities.

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

         In October 1997 the Company completed a public offering in which it issued 600,000 new shares of common stock. Net proceeds from the offering were $14,175,000 before deducting related expenses of $279,443. The Company paid in full the outstanding balance of its revolving credit note of approximately $6.8 million and will use the balance of the proceeds for general corporate purposes including working capital, expansion of sales and marketing activities, openings of new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are being invested in short-term investment grade securities. As of December 27, 1998 the Company had approximately $10.8 million in cash and cash equivalents.

         On September 4, 1998 the Company's Board of Directors authorized the repurchase of up to 400,000 common shares of the Company's stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The Company intends to use current cash reserves to finance the share repurchase program. Repurchased common shares will be held in the Company's treasury and used for employee benefit plans, potential acquisitions and other general corporate purposes. A total of 176,770 shares were repurchased as of December 27, 1998, at an aggregate purchase price of approximately $1.3 million.

         On February 2, 1999, the Company, through a wholly-owned subsidiary, MCC Acquisition Corp., acquired Midwest Computer Cable, Inc., a commercial cabling installation firm headquartered in Des Moines, Iowa. The consideration delivered to the shareholders of MCCI in connection with the Merger consisted of $4.4 million in cash and 500,000 shares of the Company's no par common stock, of which 249,000 were shares previously held in treasury.

         Combined accounts receivable and work-in-process at December 27, 1998 totaled $16.9 million compared to $19.6 million at March 29, 1998, a decrease of approximately $2.7 million, or 13.7%. This decrease is due to the decline in revenues in the first nine months of fiscal 1999. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business. There is no assurance, however, that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

         Capital requirements are dependent upon a number of factors including the Company's revenues, level of operations and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer-term revenues and associated capital expenditure and operating cash requirements. Management believes current cash reserves, cash flow from operations, possible credit from commercial banks and funds which may be obtained from the issuance of common stock should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

         CURRENT CREDIT ARRANGEMENTS. Since March 26, 1998, the Company has held a commitment from a commercial bank for a $10.0 million unsecured revolving credit note. The Company has continued to negotiate with other commercial banks to evaluate other credit agreements; therefore, terms of the $10.0 million unsecured revolving credit note have not been finalized. The Company has never drawn funds under this commitment. The current commitment for the revolving credit note expires February 17, 1999. The Company anticipates that it will finalize a new credit agreement with a commercial bank by the end of its current fiscal year.

         CASH FLOW FROM OPERATING ACTIVITIES. For the first nine months of fiscal 1999, net cash provided by operating activities was approximately $3.8 million versus approximately $3.5 million for the corresponding period last year. Cash provided in fiscal 1998 was primarily a result of approximately $6.0 million from net income and non-cash depreciation and amortization expense, reduced by an increase in combined accounts receivable and work-in-process of approximately $3.7 million. Cash provided in fiscal 1999 is primarily a result of a decrease of approximately $2.7 million in combined accounts receivable and work-in-process. This decrease in accounts receivable and work-in-process is due to a decline in revenues in the first nine months of fiscal 1999.

          CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities for the first nine months of fiscal 1999 totaled $592,565 versus approximately $4.0 million for the corresponding period last year. Investing activities primarily relate to the purchase of property and equipment, which totaled approximately $4.0 million (net of proceeds from the sale of property and equipment) for the first nine months of fiscal 1998. The capital expenditures in fiscal 1998 were a result primarily of new project start-ups and more outside plant construction activity (approximately $7.1 million in revenues in the first nine months of fiscal 1998 versus approximately $4.4 million in the first nine months of fiscal 1999). Proceeds from the sale of property and equipment for the first nine months of fiscal 1999 totaled approximately $0.9 million and were primarily the result of the Company selling vehicles that were utilized on a large project with a Telco in Phoenix, Arizona. This contract was terminated and was substantially complete as of June 28, 1998.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the Company's contracts with MSOs, Telcos, DBS providers and other telecommunications providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters.) Telecommunications providers are also subject to actual and potential local, state and Federal regulations that influence the availability of work for which the Company may compete. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions and soft ground which may prevent underground premises installations, the burying of cable drops and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. For example, in fiscal 1998 the Company recorded approximately $25.9 million in revenues (30.2% of total revenues for the year) from Telcos that were building or expanding video systems. Revenues from Telcos for video systems have declined sequentially in each of the last six quarters, from approximately $8.3 million in the first quarter of fiscal 1998 to approximately $2.5 million in the third quarter of fiscal 1999. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments and overall strategic decisions by the companies regarding video services. Revenues from GTE Media Ventures from classic hardwire cable system projects for the first three quarters of fiscal 1999 were approximately $2.8 million, a decrease of $9.1 million or 76% from the $11.9 million recorded in the prior-year period. GTE Media Ventures was the Company's largest customer in fiscal 1998 and comprised approximately 17% of total Company revenues. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects and the gain or loss of a significant contract or customer.

INFLATION

         Historically, inflation has not been a significant factor to the Company as labor is the primary cost of operations and its contracts are typically short-term in nature. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to ensure that selling prices reflect increases in costs due to inflation.

ENVIRONMENTAL MATTERS

         The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.

YEAR 2000

         The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs that perform arithmetic operations, comparisons or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. In response to these assessments, which are ongoing, the Company has developed and is implementing a plan to develop solutions to those systems found to have date-related deficiencies. The Company is also surveying its bank and critical suppliers to determine the status of their Year 2000 compliance programs. Based upon current available information, the Company believes that Year 2000 compliance should be substantially completed by August 1999. Assuming that project plans can be implemented as planned, the Company believes future costs related to becoming Year 2000 compliant, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations or financial condition.

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

ITEM 1.  LEGAL PROCEEDINGS.
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

ITEM 5.  OTHER INFORMATION.

         On February 2, 1999, the Company, through a wholly-owned subsidiary, MCC Acquisition Corp. ("MAC"), acquired Midwest Computer Cable, Inc. ("MCCI"), a commercial cabling installation firm headquartered in Des Moines, Iowa. The transaction was consummated pursuant to an Agreement and Plan of Merger, dated February 2, 1999 (the "Merger Agreement"), among the Company, MAC, MCCI, and the principal shareholders of MCCI, Larry Kendall, Dayton Kendall and Linda Kendall. A copy of the Merger Agreement is included herewith as Exhibit 2 and is incorporated herein by reference. Pursuant to the Merger Agreement, the Company and MAC entered into a Short-Form Merger Agreement, dated the same date as the Merger Agreement, with the remaining shareholders of MCCI. A copy of the Short-Form Merger Agreement is included herewith as Exhibit 99(i) and is incorporated herein by reference.

         Pursuant to the Merger Agreement, MCCI was merged with and into MAC (the "Merger"). As a result, the separate corporate existence of MCCI ceased and the shareholders of MCCI received as consideration a combination of cash and common shares (without par value) of the Company ("Common Shares"). MAC changed its name to "Midwest Computer Cable, Inc." and will continue to conduct business as a wholly-owned subsidiary of the Company. The consideration delivered to the shareholders of MCCI in connection with the Merger consisted of $4.4 million in cash and 500,000 Common Shares. The terms of the Merger Agreement and the consideration delivered thereunder were established by arms-length negotiations among the parties. The MCCI acquisition has been accounted for as a purchase. The excess of the total cost over the fair value of the net assets acquired will be amortized under the straight-line method for twenty-five years.

         Also pursuant to the Merger Agreement, MCCI entered into three-year employment agreements with Larry Kendall, who shall continue to serve as the President of MCCI, and certain management employees of MCCI. The Company has guaranteed the payment and performance of all obligations of MCCI under those employment agreements. Mr. Kendall's employment agreement is included herewith as Exhibit 99(ii) and is incorporated herein by reference.

         The Company issued a press release on January 28, 1999, announcing imminent plans to consummate the Merger, and issued another press release on February 2, 1999 announcing the completion of the Merger. The January 2, 1999 press release and the February 2, 1999, press release are included herewith as Exhibit 99(iii) and Exhibit 99(iv), respectively, and are incorporated herein by reference.

         MCCI provides network design, maintenance and installation services for premises wiring cabling systems through six offices located in Iowa, Kansas, Ohio and Texas. Upon completion of the Merger, the Company acquired all the assets of MCCI, including leases, equipment and inventory. The Company intends to continue to use the assets acquired pursuant to the Merger as they were used prior to the Merger, subject to such changes as the Company may deem appropriate in the future.

         The foregoing description of the Merger is not intended to be complete and is qualified in its entirety by reference to the Merger Agreement. This information is provided in lieu of a Current Report on Form 8-K. AmeriLink Corporation will subsequently file a Form 8-K, as permitted under the Rules of the Exchange Act, which includes financial statements of the business acquired and required proforma information.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)  Exhibits.

               Exhibit No.                    Description
               -----------                    -----------
                      2    Agreement and Plan of Merger, dated February 2, 1999,
                           among Larry Kendall, Dayton Kendall, Linda Kendall,
                           Midwest Computer Cable, Inc., AmeriLink Corporation
                           and MCC Acquisition Corp., a wholly-owned subsidiary
                           of AmeriLink Corporation.

                     10    Employment Agreement of Larry Kendall, dated February
                           2, 1999.

                     11 Statement re: computation of per share earnings. All information required by Exhibit 11 is presented herewith on Page 9 under Note 2 to the Company's consolidated financial statements.

                      27 Financial Data Schedule filed herewith as part of this report on Form 10-Q.

                    99.1   Short-Form Merger Agreement.

                    99.2   Press Release dated January 28, 1999.

                    99.3   Press Release dated February 2, 1999.

         (b) No reports on Form 8-K have been filed during the quarter ended December 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERILINK CORPORATION
                                 (Registrant)


Date:  February 2, 1999          By:  /s/Larry R. Linhart
                                    ------------------------------
                                 Larry R. Linhart
                                 Chairman, President and Chief Executive Officer


Date:  February 2, 1999          By:  /s/James W. Brittan
                                    ------------------------------
                                 James W. Brittan
                                 Vice President of Finance
                                 (Principal Financial and Accounting Officer)