Form 10-K
period 1999-03-28
AMERILINK CORP
filed 1999-06-04
CIK 924774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                    For the fiscal year ended March 28, 1999

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

       Registrant's telephone number, including area code: (614) 895-1313
                                                           --------------

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
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

         Based upon the closing sale price reported on the NASDAQ National Market on May 25, 1999, the aggregate market value of the Common Shares of the Registrant held by non-affiliates (assuming, for this purpose, that only executive officers are affiliates) on that date was $36,753,920

         4,427,874 shares of common stock were outstanding on May 25, 1999

                              AMERILINK CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS



Item                                                                                                    Page
----                                                                                                    ----
                                     PART I

1   Business-----------------------------------------------------------------------------------------     3

2   Properties---------------------------------------------------------------------------------------    12

3   Legal Proceedings--------------------------------------------------------------------------------    12

4   Submission of Matters to a Vote of Security Holders----------------------------------------------    12


                                    PART II

5   Market for Registrant's Common Equity and Related Stockholder Matters----------------------------    12

6   Selected Financial Data--------------------------------------------------------------------------    13

7   Management's Discussion and Analysis of Financial Condition and Results of Operations------------    14

7A  Quantitative and Qualitative Disclosures About Market Risk---------------------------------------    22

8   Financial Statements and Supplementary Data------------------------------------------------------    22

9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure-------------    38


                                    PART III

10  Directors and Executive Officers of the Registrant-----------------------------------------------    38

11  Executive Compensation---------------------------------------------------------------------------    40

12  Security Ownership of Certain Beneficial Owners and Management-----------------------------------    43

13  Certain Relationships and Related Transactions---------------------------------------------------    44


                                    PART IV

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K----------------------------------    45


    Signatures---------------------------------------------------------------------------------------    47

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         This Annual Report on Form 10-K contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements included herein. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements depending upon a variety of important factors, including a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historic levels, the Company's relationship with key customers, implementation of the Company's growth strategy, seasonality, changing market conditions and customer purchase authorizations, competitive and regulatory risks associated with the telecommunications industry, new products and technological changes, disruptions to the operations of the Company resulting from Year 2000 issues, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission, including, but not limited to, the factors described under the caption "Variability in Quarterly Results and Seasonality" on page 11.


ITEM 1. BUSINESS.

GENERAL

         AmeriLink Corporation (referred to herein, together with its subsidiaries, where the context requires, as the "Company") is a nationwide provider to the telecommunications industry of cabling systems for the transmission of video, voice, and data. The Company offers these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators ("MSOs); traditional telephone service providers, including local exchange carriers and long distance carriers (collectively, "Telcos"); competitive local exchange carriers ("CLECs"); Direct Broadcast Satellite ("DBS") providers; system integrators and users of local area network ("LAN") and wide-area network ("WAN") systems; and other businesses providing specific or bundled telecommunications services. The Company, which conducts business under the trade name "NaCom" in addition to AmeriLink, is headquartered in Columbus, Ohio, and provides its services predominately through the use of independent contractors via its national network of field offices.

         The Company designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice, and data. The Company believes there continue to be growing opportunities in both residential and commercial markets to provide its services as telecommunications service providers increase capital expenditures for their infrastructures and implement plans to improve service in response to competition. In order to eliminate the ongoing expense and effort required to manage labor intensive, multi-office service organizations, the cable television industry historically has sought to outsource a large portion of these services on a unit cost basis with independent contractors, such as the Company. Telcos and other telecommunications service providers are also beginning to seek new outsourcing solutions in response to competitive price pressures. Independent contractors, such as the Company, typically have lower cost structures than the telecommunications providers do, primarily as a result of the contractor's lower direct and overhead cost structures. Commercial LAN cabling services are also typically performed by third party vendors who construct, install and maintain LAN systems for businesses on a contract basis. The Company believes that telecommunications providers are seeking comprehensive solutions to their infrastructure needs by utilizing fewer qualified contractors to provide a full range of telecommunications services, and that it will continue to gain significant cabling opportunities in both residential and commercial markets as new technologies, increased services and competition fuel the growing demand for the delivery of video, voice and data into homes and businesses. In addition, the Company believes that it will gain significant cabling opportunities to provide services to DBS providers and distributors given the potential market for video, audio, and data programming services via satellite.

PROPOSED MERGER WITH TANDY CORPORATION

         On May 21, 1999, AmeriLink Corporation and Tandy Corporation ("Tandy") each announced their signing of a definitive merger agreement (the "Merger"). Under terms of the Merger, Tandy will acquire 100% of AmeriLink's common stock at an exchange ratio designed to reflect $15.60 per share of AmeriLink's stock in a tax-free exchange for Tandy stock. If the average closing price of Tandy's common shares falls below a specified amount for a twenty-day trading period ending just before the merger is completed, AmeriLink shareholders will receive $14.50 cash for every AmeriLink common share they own instead of Tandy stock. Following the merger, AmeriLink will continue its operations as a wholly owned subsidiary of Tandy. The Merger has been approved by the Board of Directors of each Company and is subject to usual and customary closing conditions, including regulatory and shareholder approval. It is currently anticipated that the transaction will close in late August 1999. More detailed information relating to the terms and conditions of the Merger will be contained in a Registration Statement on Form S-4 to be filed by Tandy on or around June 8, 1999, which will include a prospectus and a proxy statement for a special shareholders meeting of AmeriLink. If the merger is not consummated for any reason, the Company intends to continue operating independently.


RECENT ACQUISITION

         On February 2, 1999, the Company, through a wholly-owned subsidiary, MCC Acquisition Corp. ("MAC"), acquired Midwest Computer Cable, Inc. ("MCCI"), a commercial cabling installation firm headquartered in Des Moines, Iowa. Pursuant to the Merger Agreement, MCCI was merged with and into MAC and the separate corporate existence of MCCI ceased. Following the Merger, MAC changed its name to "Midwest Computer Cable, Inc." and will continue to conduct business as a wholly-owned subsidiary of the Company. The consideration delivered to the shareholders of MCCI in connection with the acquisition consisted of $4.4 million in cash and 500,000 common shares (without par value) of the Company valued at the time of the merger at $3,565,000. MCCI provides installation and maintenance services for premise cabling systems through six offices located in Iowa, Kansas, Ohio, and Texas. The Company believes that the additional offices, management, and technicians which were gained from the MCCI acquisition will accelerate the growth of its commercial cabling and installation business.


PRINCIPAL SERVICES

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

         Wireless cabling services include both installation and maintenance services for Direct Broadcast Satellite ("DBS") systems or wireless multi-channel, multi-point distribution systems ("MMDS"), popularly known as "wireless cable". DBS installation services consist of attaching a satellite dish to the subscriber's property, hooking up the digital set-top converter box, and installing the related cabling, grounding, and connective materials. DBS maintenance services include the replacement of damaged cable, grounding and connective materials, and satellite receiving equipment. MMDS cable system installations consist of attaching a microwave receiving antenna to the subscriber's property and installing the set-top converter and related cabling, grounding, and connective materials. Maintenance services for MMDS are essentially the same as maintenance services for DBS. The Company provides digital satellite services for both residential subscribers (single family and multi-family units) and commercial and other subscribers, such as hotels, motels, bars, businesses, schools, and non-residential buildings which are not easily accessible by hardwire cable systems.

         Premises wiring services for the commercial market also include the design and data cabling of LAN and WAN systems for commercial businesses, governments, and educational communities. The Company's network cabling design services begin with an on-location site survey to determine the most efficient cable routing path and the location of end-user outlets. The Company may then utilize a computer-assisted design system to finalize a cabling plan that meets network requirements and performance specifications. Once approved by the customer, a blueprint or other working print is generated which is used as a guide for the network installation. Upon completion of a network installation, the Company generally delivers to the customer test documentation and an as-built design layout.

         In fiscal 1998 the Company also started providing commercial voice and data installation and maintenance services to competitive local exchange carriers (such as Teligent and Winstar) for connections to local-loop networks. These services include both on-location site surveys to determine the most efficient digital microwave antenna location, and the subsequent installation of the antenna on the roof of the commercial building.

         Outside Plant Construction Services. Outside plant construction projects include the installation of fiber optic cable, coaxial cable and twisted-pair copper wire for aerial and underground portions of cable systems. These services include installation of all necessary electronic components, including signal amplification and conversion devices and the performance of diagnostic engineering tests at all levels of the infrastructure to determine whether new and existing systems are within appropriate manufacturer or Federal Communication Commission ("FCC") specifications. The Company uses heavy machinery, specialized trucks and other construction equipment to perform its outside plant construction services. The Company has implemented a strategy to shift its outside plant construction services from providing services for both retrofit construction projects (systems with active subscribers) and new construction projects (systems without active subscribers) to exclusively providing outside plant construction services for new construction projects. Retrofit construction projects involve more uncertainties than new construction projects because each phase of the retrofit construction project must be planned and executed in a manner which disrupts service to the active subscribers as little as possible. The Company believes that the competitive environment associated with retrofit construction projects, along with uncertainty regarding customer work commitments on these projects, make them less desirable for the Company's current resources than new construction and premises wiring projects. For the fiscal year ended March 28, 1999, outside plant construction services accounted for approximately 8 % of the Company's total revenues.


MARKET OVERVIEW

         The market for telecommunications services is undergoing rapid change due to deregulation and the introduction of new technologies, both of which have resulted in increased competition in the industry. In addition, growing customer demand for enhanced video, voice and data telecommunications services has increased bandwidth requirements and highlighted bandwidth limitations of existing cabling in many markets. There is a convergence of different types of technologies and of the services that have traditionally been provided using these different technologies. This convergence allows for new services to be provided over existing infrastructure, and new infrastructure to be developed that provides combined services, including both content-based and common carrier services. The practical effect of technological and market convergence is that traditionally defined industry segments are less and less distinguishable. The telephone industry and the television industry are entering each others markets both at the technical and the service level: telephone operators can provide broadcast type services and cable TV operators are introducing telephone services. Both types of communication take place over wired and wireless media, in both a one-to-one and one-to-many format. In the end, definitions of services according to the nature of information transmitted (video, voice, and data) are becoming irrelevant.

         Cable television service traditionally has been provided primarily by cable television system operators that have been awarded franchises from the municipalities they serve. The cable television industry has been subject to varying degrees of both national and local government regulation, most recently The Telecommunications Act of 1996 and the 1992 Cable Reregulation Act, which imposed extensive rate regulation on the cable television industry. The Telecommunications Act of 1996 provides for a termination of existing FCC regulation of cable rates on March 31, 1999. Currently, MSOs are facing competition for video services from DBS providers and, in certain markets, from Telcos and other telecommunications providers. In response to this competition, MSOs have been increasing and expanding their service offerings. To date, a vast majority of video networks have adopted a hybrid fiber coax ("HFC") network architecture for video service delivery. Many telecommunications providers envision the expansion of the role of HFC networks from a video-centric focus to a key platform for the delivery of a variety of broadband services, including high-speed Internet access via cable modems, video on demand, and HDTV. Providers also envision the delivery of cable television signal programming data and phone services on one drop cable. These services generally require increased amounts of cabling and system bandwidth, which in turn require MSOs to upgrade their existing cable plant. The construction, expansion, and upgrade of cable systems require significant capital investment by cable operators. MSO's have been significant borrowers from the credit and capital markets, and, accordingly, capital spending within the domestic cable television industry has been cyclical, depending to a significant degree on the availability of credit and capital. Due to the significant capital investment required to construct, expand, and upgrade these networks and to finance the market opportunities associated with new video, voice, and data services, there has been much consolidation among providers within the telecommunications industry. Companies appear to be following a belief that size and scale is the best strategy for long-term, facilities based telecommunications competition. On March 9, 1999 AT&T Corporation completed its acquisition of Tele-Communications, Inc. ("TCI") the country's second largest MSO, and in May, 1999 announced that they reached a definitive merger agreement to acquire MediaOne Group. AT&T Corporation, the country's largest phone company, will also be the biggest cable company. There have been other numerous consolidations among existing cable MSOs, including Paul Allen's purchase of Charter Communications, Marcus Cable, and his recently announced intent to acquire Falcon Cable TV and Fanch Communications. Other planned mergers within the telecommunications industry include SBC Communications Inc. and Ameritech Corp., Bell Atlantic Corp. and GTE Corp., and US West Inc. and Global Crossing Ltd.

         With regard to the commercial video, voice, and data cabling market, the rapidly growing need to interconnect new and existing computer resources over local and geographically dispersed areas continues to create an increased demand for networking cabling. In the past decade, the commercial use of PCs has become pervasive. The development of more powerful processors and easier to use software has expanded applications from word processing, accounting and database management to electronic mail and research. As the number of PCs in businesses has grown, the need to share information among users has also grown, giving rise to a large and rapidly expanding networking industry consisting of LANs, which connect PCs to other PCs, file servers and other devices such as printers, and WANs which connect LANs at one site to other sites and connect users working at home or traveling to their LAN, third party information sources or the Internet. Rapid technological advances in computers and software, including the use of more powerful computers and distributed area processing, have created the need for increasingly sophisticated LAN and WAN technologies. Such technologies demand advanced high bandwidth data transmission cable that enables increased volumes of data to be transmitted at faster speeds without diminishing data integrity. This rapid rate of technological change has created demand both for new LANs and for maintenance and upgrades of existing LAN systems which no longer provide the necessary speed or quality of data transmission.

         There is growing competition in the estimated $51 billion local exchange market, which is currently one of the most profitable segments in the communications industry. Local exchange services have historically been provided by regional monopolies known as incumbent local exchange carriers or "ILECs". ILECS have typically used older, existing copper wire-based networks. These networks, faced with increasing demand from businesses for new services, such as Internet access, have created a "last mile bottleneck" between the customer location and the ILEC network. The potential revenue opportunity in the local exchange market, coupled with changes in the regulatory environment designed to enhance competition, have created opportunities for competitive local exchange carriers, or CLECs. Facilities-based CLECs such as Teligent and Winstar offer customers a variety of individual and bundled services, including local and long distance voice services and high-speed data and Internet service in a growing number of major markets throughout the United States.


PRINCIPAL CUSTOMER GROUPS

         The Company provides cabling services on a national basis to providers of telecommunications services, including: major cable television multiple system operators ("MSOs); traditional telephone service providers, including local exchange carriers and long distance carriers (collectively, "Telcos"); competitive local exchange carriers ("CLECs"); Direct Broadcast Satellite ("DBS") providers; system integrators and users of local area network ("LAN") and wide-area network ("WAN") systems; and other businesses providing specific or bundled telecommunications services. The effect of technological and market convergence is that traditionally defined industry segments are less and less distinguishable. Definitions of services and customers according to the nature of information transmitted (video, voice, and data or "cable company" and "telephone company") are becoming irrelevant.

         Telcos. Prior to the Telecommunications Act of 1996, Local Exchange Carriers ("LECs") were prohibited from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). The Telecommunications Act provides LECs with options for providing video programming directly to their local exchange area customers. During the fiscal year that ended March 29, 1998 the Company provided premises wiring services for competitive video systems to the following Telcos: GTE, Ameritech, Pacific Bell, U.S. West, and BellSouth. In fiscal 1998, revenues from Telcos for video communication systems increased 151% to approximately $25.9 million from approximately $10.3 million in the previous 1997 fiscal year. SBC Communications ("SBC") acquired Pacific Bell in April 1997 and announced that it was scaling back its investments in video services in its service areas. SBC discontinued its broadband network video trials including a Pacific Bell project in San Jose, California. This project produced approximately $1.1 million of revenues for the Company in its fiscal 1998 first quarter. In late 1997 there was a reassessment by Telcos with regard to their video strategies, primarily of pursuing less costly DBS and MMDS wireless cable systems in lieu of the more costly hybrid fiber-coaxial hardwire systems. In 1998 Bell Atlantic recorded pre-tax charges of $23 million related to wireline and other nonsatellite video initiatives. In conjunction with this charge, Bell Atlantic announced a strategic decision to focus video efforts on satellite service being offered via DirecTV, and they are currently providing video service exclusively in conjunction with arrangements with DirecTV. The biggest impact to the Company regarding Telco competitive video projects has been the decision by GTE (through GTE Media Ventures) to scale back deployment of the hybrid fiber coax (HFC) video networks that it had built in certain test markets, and not to proceed with HFC deployment in previously announced additional markets. In 1996, GTE announced aggressive plans to expand video services to 66 markets with a reach of some seven million homes by 2004. AmeriLink was one of GTE's lead contractors in its initial two test markets in Tampa Bay, Florida and Ventura County, California. In fiscal 1998 revenues from these two projects totaled approximately $14.7 million, and GTE was the Company's largest customer, comprising approximately 17% of total revenues. After completing a review of its operations in these two test markets, GTE decided to scale back its video initiatives. In their 1998 fiscal year, GTE recorded a pretax charge of approximately $161 million related to their video networks, which had generated operating losses of approximately $86 million as of December 31, 1998. Company revenues from GTE from these two projects in fiscal 1999 declined $11.7 million to $3.0 million. The Company no longer performs installation services for GTE in the Tampa Bay area, and revenues from the Ventura County project for the most recent fourth quarter ended March 28, 1999 were only approximately $240,000. Revenues from Telcos for video services, excluding DirecTV re-sale programs, have declined sequentially in the six consecutive quarters that ended December of 1998, from approximately $8.3 million in the quarter ended June 1998 to approximately $2.5 million in the third and fourth quarters of fiscal 1999.

         The Company currently performs video installation services, excluding DirecTV re-sale programs, for GTE, Ameritech, and BellSouth. During the 1999 fiscal year the Pacific Bell MMDS properties were sold to PrimeOne Tele-TV, for which the Company continues to perform installation services. Revenues from Telcos for the most recent fourth quarter ended March 28, 1999 were approximately $2.5 million, of which $1.2 million related to video projects with Ameritech. The amount of future capital allocated by Telcos to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services, including the current pending mergers. It is unclear what impact that the current pending mergers between SBC Communications Inc. and Ameritech Corp. and Bell Atlantic Corp. and GTE will have on the respective company's video strategies.

         CLECs. The Company provides premises wiring and outside plant construction services to CLECs that are competing for residential and commercial local-loop business. In fiscal 1999, the Company performed outside plant construction services for MFS Network Technologies and Mcleod, Inc. and residential voice and data installation services for MCI. In late fiscal 1998, the Company also started performing commercial voice and data installation services for Teligent, Inc., and Winstar, nationwide CLECs. Revenues derived from cabling services from Teligent and Winstar for the fiscal year ended March 28, 1999 were approximately $0.9 million and $0.3 million, respectively.

         MSOs. The Company provides both premises wiring and outside plant construction services to MSOs. Historically, broadband video networks in the United States were almost exclusively provided by cable television operators. Accordingly, the Company had historically derived a large percentage of its revenues from this customer base. Revenues derived for or on behalf of MSOs (excluding PRIMESTAR, the DBS provider owned by certain MSOs) for fiscal 1999 were approximately $27.2 million, or 42% of total Company revenues, versus approximately $26.1 million or 30% the previous fiscal year. Representative customers of the Company include Time Warner Cable (approximately 12% of total Company revenues in fiscal 1999), Tele-Communications, Inc. (approximately 11% of total Company revenues in fiscal 1999), MediaOne Group, and Cox Communications, Inc. AT&T Corporation acquired TCI in March, 1999 and also recently announced that they reached an agreement to acquire MediaOne Group.

         MSOs have historically contracted for cabling services through their local and regional offices. As a result, the Company markets its services to MSOs in a decentralized manner. The Company seeks to develop contacts and learn of potential opportunities through attendance at trade shows and by membership of its key managers and corporate personnel in the Society of Cable Television Engineers and local cable associations. The Company's regional directors, regional managers and area managers are responsible for developing and maintaining relationships with local and regional cable operators. The Company believes that the development and maintenance of customer relationships as well as the consistent performance of quality services allows it to gain repeat business. The Company believes that more and more MSOs are seeking comprehensive solutions to their infrastructure needs by turning to fewer qualified contractors who have the size and financial capability to meet their cabling needs. This trend should accelerate as industry consolidations increase, and these entities begin to provide bundled services to end-users. The Company believes that this trend will result in additional cabling opportunities due to its national presence and cabling capabilities.

         System Integrators and End Users of LAN and WAN Systems. The Company provides network cabling services to both systems integrators of network systems and directly to the end users of the network. Systems integrators such as Unisys, IBM, and Lucent Technologies, Inc. submit competitive bids for network systems to third party customers. The Company submits a competitive bid to the systems integrator for the cabling portion of the overall proposal. If the systems integrator is awarded the project, the Company will perform the required cabling services if its bid is accepted and bill the systems integrator directly. In other projects, the end users request bids directly from third party suppliers for network related services. In this case, the Company submits a proposal directly to the end user.

         The Company provides network cabling services through its larger field offices, which provides customers with a single source for large regional or nationwide network installation projects. The Company employs a combined corporate and regional approach to marketing its network cabling services. In 1992 the Company created a dedicated corporate sales and installation support group to identify and establish relationships with systems integrators that can provide an ongoing source of network cabling business in markets in which the Company has regional offices. The Company augments this national sales effort with network sales engineers who market multi-state sales territories from key regional offices.

         DBS Providers. DBS companies provide television services via transmission from medium power and higher power communications DBS satellites. Unlike cable television, DBS services do not require ground construction to install, maintain, or upgrade cable distribution plant. These systems require the subscriber to purchase or lease a satellite dish to receive signals and a receiver system to process and descramble signals for television viewing.

         Digital satellite television has been one of the fastest selling consumer electronics products in U.S. history. As of December 31, 1998 the installed base for digital satellite services ("DSS") consisted of approximately
8.7 million active subscribers nationwide, as compared to approximately 6.2 million, 4.4 million and 2.2 million subscribers at December 31, 1997, 1996 and 1995, respectively. PRIMESTAR, Inc. ("PRIMESTAR"), DirecTV, Inc. ("DirecTV"), and EchoStar Communications Corporation ("EchoStar") are the primary providers of DBS services in the United States. Historically, DirecTV distributed their equipment primarily via nationwide retail outlets and utilized numerous contractors to perform their installation services. Because of this, the Company has been unable to obtain the necessary volume of work-orders from DirecTV needed to operate in an acceptable profitable manner. PRIMESTAR also utilized numerous contractors ("full-service providers" or "FSPs") to install their satellite equipment. PRIMESTAR required that FSPs sign exclusivity agreements with them to perform satellite installation services, which the Company elected not to do. Thus, revenues received from PRIMESTAR related installations, primarily through contracts with the FSPs, decreased to approximately $1.1 million in fiscal 1999 from approximately $4.5 million the previous year. Revenues derived from all DSS providers including PRIMESTAR, EchoStar, and DirecTV for the fiscal year ended March 28, 1999 were approximately $3.4 million, versus approximately $5.2 million in fiscal 1998.

         On April 28, 1999 DirecTV, a subsidiary of Hughes Corporation and General Motors Corporation, completed its acquisition of PRIMESTAR. At that time, DirecTV indicated that it will operate the PRIMESTAR medium-power business for approximately 24 months, during which time it will transition PRIMESTAR subscribers to DirecTV high-power service. The Company believes that the acquisition of PRIMESTAR by DirecTV, along with other developments within the DSS industry, will provide significant cabling opportunities and increased demand for its services. DBS providers have historically been at a disadvantage in competing with MSOs due to the fact that they cannot generally offer local programming. However, on April 27, 1999 the U.S. House of Representatives passed the "Satellite Copyright Competition and Consumer Protection Act of 1999" which:
(1) allows satellite TV companies to continue the delivery of out-of-market broadcast network signals to eligible subscribers, as well as deliver local channels into local markets, (2) reduces the copyright fees satellite TV carriers pay for broadcast signals, and (3) eliminates the 90-day waiting period for former cable subscribers to subscribe to distant network signals via satellite. The U.S. Senate recently approved similar legislation, and any differences between the two bills will have to be reconciled before the legislation can become law. Upon passage of the legislation by the House of Representatives, DirecTV announced plans for delivering local broadcast network channels by satellite to approximately 50 million homes in major metropolitan markets across the United States. DirecTV, with its acquisition of PRIMESTAR, currently provides service to more than 7 million subscribers.

         The Company believes that DirecTV, along with other providers of DSS services, are seeking larger, national contractors to provide their installation and maintenance needs. The conversion of PRIMESTAR subscribers to DirecTV satellite dishes will require numerous new installations. PRIMESTAR currently has approximately 2.3 million satellite subscribers. Bell Atlantic Corp., SBC Communications Inc., and GTE Corporation have also entered into a multi-year marketing and distribution agreement with DirecTV to sell satellite-television services to their telephone customers, and the Company currently performs satellite installations for Bell Atlantic in California. In order to increase the Company's DSS installation capability, it is in the process of implementing a national installation network and customer call center. This installation network will feature centralized work order processing that will process work orders and disseminate them throughout the United States. The customer call center and support function will handle both customer and end subscriber calls along with work order status and monitoring procedures. The Company is in the process of partnering with other smaller contractors to provide installation coverage in those areas that are currently not practical or cost efficient to service. The installation network will ultimately provide complete service coverage for the continental United States.

         Other Telecommunications Providers. As a result of the opportunities presented by the passage of The Telecommunications Act of 1996 (the "Act"), the overall growing customer demand for enhanced video, voice and data telecommunications services which have increased bandwidth requirements, and the continued industry trend toward the outsourcing of cabling services, the Company believes it can capture new customers in industries in which it currently competes, and can expand into new industries and customers requiring cabling services. For example, the Act allows public utility companies to provide local and long distance telecommunications facilities to third parties. Many utilities have already announced plans to enter businesses or form joint ventures offering services such as local and long distance telephone services, cable television services and Internet access to their markets. The Company also markets its cabling services to other providers offering individual or bundled video, voice, and data services such as RCN Corp., a competitive carrier offering bundled phone, video, and Internet services in several Northeast cities. For the fiscal year ended March 28, 1999 the Company performed approximately $400,000 of cabling services to RCN Corp., primarily in the Boston area.


CONTRACTS

         Many telecommunication providers require cabling service contractors, such as the Company, to first enter into a master contract which establishes certain requirements to be met before actual work orders are issued. However, master contracts do not bind these companies to use any one cabling service contractor in any given locality or for any given project. Rather, they negotiate with individual cabling service contractors on a project by project basis. Therefore, the Company has no extended commitment from any single provider and bids on individual projects along with its competitors. The Company is typically compensated on these projects on a per unit basis for actual services performed. The Company's commercial network cabling and outside plant construction services are generally nonrecurring in nature and are contracted on a project-by-project basis. Since the Company's services are generally provided on a project-by-project basis, the amount of work being performed at any given time for any particular customer and the general mix of customers for which work is being performed can vary significantly.


OPERATIONS

         Amerilink's projects are managed under the direct supervision of over 40 project managers who generally report to area or regional managers or, in certain cases, directly to one of the Company's four regional directors. The regional directors are all under the supervision of the Company's Senior Vice President - Operations. The Company's marketing and operations functions are decentralized, giving regional directors, regional managers and area managers greater flexibility in their regions to maintain and develop relationships with existing customers and to pursue new opportunities. The Company provides its services predominately through the use of independent contractors via its national network of regional and satellite field offices. Each regional office is headed by a regional manager or area manager whose primary duties consist of new business development and contract oversight. Regional managers and area managers employ the project managers who are responsible for locating and qualifying independent contractor production personnel, maintaining and deploying vehicles and equipment, and supporting the regional managers and area managers in maintaining customer relationships. The smaller satellite offices report to and are supervised by the larger regional offices. Regional offices are "full service" premises wiring providers offering both residential and commercial premises wiring services and in certain markets outside plant construction services. MCCI projects are managed in a similar manner, with the six field offices headed by a branch manager who reports directly to the MCCI Vice President of Operations. MCCI provides its commercial cabling services through the use of hourly paid employee technicians. The Company's operating profitability and capacity to increase revenues is largely dependent upon its ability to locate and attract qualified regional directors, regional managers, area managers, project managers, and production personnel.

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


PERSONNEL

         As of March 28, 1999, the Company had 501 employees. Fifty-two (52) are employees at the Corporate Office in Columbus, Ohio and 449 are employed in field offices, including 88 employees of Midwest Computer Cable, Inc. The Company believes that its relationship with its employees is good.

         AmeriLink provides most of its cabling services through the use of independent contractors who are either sole proprietorships or small business entities. Independent contractors are engaged and compensated on a project-by-project basis to perform local work. They generally provide their own vehicles, tools and insurance coverage. Independent contractors are paid in accordance with a schedule of unit rates for the performance of specific services. MCCI utilizes hourly paid employee technicians to perform its commercial cabling services. The Company's success is dependent upon its ability to attract and retain the services of qualified employees and independent contractors. From time to time, state and federal authorities have asserted that these contractors should be deemed to be employees of the Company for purposes of taxation and coverage under wage and hour, workers' compensation and unemployment compensation laws and regulations. None of these asserted claims has had a material adverse effect on the Company's results of operations or financial condition. However, if, in the future, additional assertions by state or Federal authorities are upheld, the Company could incur significant litigation costs and liabilities and, if the Company were required to treat individual installers as employees rather than independent contractors, the Company's operating expenses could increase significantly with potential adverse effects on its results of operations and financial condition.


COMPETITION

         The Company competes both with the in-house service organizations of telecommunication providers and with independent third parties in most of the markets in which it operates. Historically, the cabling service industry has been highly fragmented, and most service providers are small, privately-held companies. The Company believes that while it may be considered a major competitor in many of the markets in which it provides cabling services, there are few barriers to entry into the cabling service business and, as a result, any business that has access to persons who possess technical expertise may become a competitor of the Company. Smaller regional and local competitors may be able to offer lower prices because of lower overhead expenses. Because of the highly competitive bidding environment in recent years for cable service contracts, the price of the cable service contractor's bid has often been the deciding factor in determining whether such contractor was awarded a contract for a cabling project. In response to the current deregulated operating environment, there has been an increase in business combinations among the smaller private firms, which the Company believes will continue. As the demand for cabling services has increased, the Company believes that contracts are increasingly being awarded based on the combination of a contractor's price, its track record for completing projects, its ability to dedicate management and production personnel to the project, and its financial and operational resources to complete the contract. The markets in which the Company provides network cabling services are highly competitive and many of the competitors in those markets include national competitors with greater financial resources than the Company.


VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos, CLECs, DBS providers, and other telecommunication providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters.) Telecommunications providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions, and soft ground which may prevent underground premises installations, the burying of cable drops, and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1998, the Company recorded approximately $25.9 million (or 30.2% of total revenues for the year) in revenues from Telcos that are building or expanding video systems. Of the total $25.9 million of revenues from Telcos, approximately $14.7 million (or 17% of total Company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation. In late 1997 there was a reassessment by Telcos with regard to their video strategies, primarily of pursuing less costly DBS and MMDS wireless cable systems in lieu of the more costly hybrid fiber-coaxial hardwire systems. Revenues from Telcos for video services, excluding DirecTV re-sale programs, have declined sequentially in the six consecutive quarters that ended December of 1998, from approximately $8.3 million in the quarter ended June 1998 to approximately $2.5 million in the third and fourth quarters of fiscal 1999. Company revenues from GTE in fiscal 1999 declined $11.7 million to $3.0 million. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.

ITEM 2. PROPERTIES.

         The Company does not own any real property. The Company's corporate headquarters are located in Columbus, Ohio. The Company's regional field offices service the following metropolitan areas: Atlanta, Baltimore, Charleston, West Va., Cedar Rapids, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Davenport, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Los Angeles, Louisville, New Orleans, Omaha, Phoenix, Richmond, San Antonio, San Francisco, Seattle/Tacoma, St. Louis, and Tampa Bay. A typical regional office consists of an office with an attached warehouse for the storage of materials, tools and equipment and an adjacent secure outside storage area. The Company leases its corporate headquarters and all of its regional and satellite offices from unaffiliated lessors. The lease terms, including options exercisable by the Company, range from one month to five years. Subsequent to fiscal 1999, the Company executed a new ten-year non-cancelable lease agreement for a new corporate office facility that is in addition to leases that were in effect as of March 28, 1999. The agreement will require future minimal rental commitments of $230,000 per year effective upon the targeted occupation and commencement date, which is currently estimated to be April 1, 2000.


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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the NASDAQ National Market, under the symbol "ALNK". The following table sets forth for the periods indicated the high and low last sales price for the common shares, as reported by the NASDAQ National Market.

                                                                              Sales Prices
                                                                              ------------
                                                                     High                       Low
                                                                     ----                       ---
FISCAL YEAR 1998

     Quarter Ended June 29, 1997                                $     9.500               $     6.000
     Quarter Ended September 28, 1997                           $    33.875               $     9.406
     Quarter Ended December 28, 1997                            $    36.250               $    21.500
     Quarter Ended March 29, 1998                               $    33.563               $    21.500

FISCAL YEAR 1999

     Quarter Ended June 28, 1998                                $    25.000               $    11.875
     Quarter Ended September 27, 1998                           $    16.250               $     5.875
     Quarter Ended December 27, 1998                            $     9.250               $     7.000
     Quarter Ended March 28, 1999                               $     9.250               $     6.750

The Company has never paid cash dividends, other than S Corporation distributions, on its common stock. The Company currently intends to retain all of its net earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

As of May 25, 1999, there were approximately 3,457 holders of the Company's stock.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data included in the following table should be read in conjunction with the Company's Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 through 22 of this Annual Report on Form 10-K. On February 2, 1999, the Company acquired Midwest Computer Cable, Inc. The acquisition has been accounted for as a purchase, and the results of operations of MCCI have been included in the consolidated results of the Company from the date of acquisition.

                                                                 FISCAL YEAR ENDED
                                       -----------------------------------------------------------------------
                                       APRIL 2,        MARCH 31,      MARCH 30,      MARCH 29,       MARCH 28,
                                         1995            1996           1997           1998            1999
                                         ----            ----           ----           ----            ----
(in thousands, except per share data)

STATEMENT OF INCOME DATA:
   Revenues                           $   47,541     $   56,055      $  63,036      $   85,646     $   65,211
   Income from operations                  2,780          1,170          3,301           7,846          1,636
   Income before income taxes (a)          2,487            686          2,691           7,659          2,100
   Net income (a)                          1,492            457          1,568           4,586          1,223
   Earnings per share (a):
     Basic                            $     0.47     $     0.13      $    0.45      $     1.20     $     0.29
     Diluted                          $     0.45     $     0.13      $    0.44      $     1.15     $     0.28

   Weighted average shares:
     Basic                                 3,156          3,479          3,479           3,806          4,245
     Diluted                               3,351          3,626          3,589           4,002          4,334

BALANCE SHEET DATA:

   Total assets                       $   17,133     $   20,554      $  26,211      $   38,528     $   40,350
   Total debt                              4,009          6,563          9,069            ----           ----
   Shareholders' equity                    8,754          9,211         10,802          31,321         33,751

----------
(a) On a pro forma basis for the fiscal year ended April 2, 1995.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements included herein. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements depending upon a variety of important factors, including a continuation of the degree and timing of customer utilization and rate of renewals of contracts with the Company at historic levels, the Company's relationship with key customers, implementation of the Company's growth strategy, seasonality, changing market conditions and customer purchase authorizations, competitive and regulatory risks associated with the telecommunications industry, new products and technological changes, disruptions to the operations of the Company resulting from Year 2000 issues, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission, including, but not limited to, the factors described under the caption "Variability in Quarterly Results and Seasonality" below.


PROPOSED MERGER WITH TANDY CORPORATION

         On May 21, 1999, AmeriLink Corporation and Tandy Corporation ("Tandy") each announced their signing of a definitive merger agreement (the "Merger"). Under terms of the Merger, Tandy will acquire 100% of AmeriLink's common stock at an exchange ratio designed to reflect $15.60 per share of AmeriLink's stock in a tax-free exchange for Tandy stock. If the average closing price of Tandy's common shares falls below a specified amount for a twenty-day trading period ending just before the merger is completed, AmeriLink shareholders will receive $14.50 cash for every AmeriLink common share they own instead of Tandy stock. Following the merger, AmeriLink will continue its operations as a wholly owned subsidiary of Tandy. The Merger has been approved by the Board of Directors of each Company and is subject to usual and customary closing conditions, including regulatory and shareholder approval. It is currently anticipated that the transaction will close in late August 1999. More detailed information relating to the terms and conditions of the Merger will be contained in a Registration Statement on Form S-4 to be filed by Tandy on or around June 8, 1999, which will include a prospectus and a proxy statement for a special shareholders meeting of AmeriLink. If the merger is not consummated for any reason, the Company intends to continue operating independently.

RECENT ACQUISITION

         On February 2, 1999, the Company, through a wholly-owned subsidiary, MCC Acquisition Corp. ("MAC"), acquired Midwest Computer Cable, Inc. ("MCCI"), a commercial cabling installation firm headquartered in Des Moines, Iowa. Pursuant to the Merger Agreement, MCCI was merged with and into MAC and the separate corporate existence of MCCI ceased. Following the Merger, MAC changed its name to "Midwest Computer Cable, Inc." and will continue to conduct business as a wholly-owned subsidiary of the Company. The consideration delivered to the shareholders of MCCI in connection with the acquisition consisted of $4.4 million in cash and 500,000 common shares (without par value) of the Company valued at the time of the merger at $3,565,000. MCCI provides installation and maintenance services for premise cabling systems through six offices located in Iowa, Kansas, Ohio, and Texas. The Company believes that the additional offices, management, and technicians which were gained from the MCCI acquisition will accelerate the growth of its commercial cabling and installation business.

OVERVIEW

         The Company reported record revenues and earnings for its 1998 fiscal year which ended March 29, 1998. In comparison to the previous fiscal 1997 year, revenues increased 36% to approximately $85.6 million, operating income more than doubled to $7.8 million, and diluted earnings per share increased 161% to $1.15. Revenues and operating results for the most recent fiscal 1999 year, however, decreased substantially from fiscal 1998. Revenues decreased 24% to approximately $65.2 million, and operating income decreased to approximately $1.6 million. Diluted earnings per share for the most recent fiscal year decreased 76% to $0.28. The Company's decreased operating profitability is primarily the result of its reduced revenue levels, which were negatively impacted primarily by a reduction in revenues from telephone companies building or expanding competitive video systems.

         The following table sets forth for fiscal years 1997, 1998 and 1999, and the dollar change from fiscal 1997 to 1998 and from fiscal 1998 to 1999: (1) approximate Company revenues from premises wiring services (segregated by residential premises wiring services and commercial premises wiring services) and (2) approximate premises wiring residential revenues by principal customer group or service. Fiscal 1999 revenues include approximately $1.9 million of commercial network cabling revenues from MCCI .

(DOLLARS IN MILLIONS)
---------------------                 FISCAL YEAR                       CHANGE IN DOLLARS
                             1997        1998        1999          1997 / 1998     1998 / 1999
                             ----        ----        ----          -----------     -----------
PREMISES WIRING
    RESIDENTIAL:
     MSOs                 $   22.5    $   26.1    $   27.2          $    3.6      $     1.1
     Telco video              10.3        25.9        11.2              15.6          (14.7)
     DBS providers             6.8         5.2         3.4              (1.6)          (1.8)
     Other                      --         3.7         1.2               3.7           (2.5)
                          --------     -------     -------          --------      ---------
    TOTAL RESIDENTIAL         39.6        60.9        43.0              21.3          (17.9)

    COMMERCIAL:               13.8        16.1        16.7               2.3            0.6
                          --------     -------     -------          --------      ---------
        TOTAL             $   53.4    $   77.0    $   59.7          $   23.6      $   (17.3)
                          ========    ========    ========          ========      =========


         After deliberation for several years, the Telecommunications Act of 1996 ("the Act") was signed into law in February 1996. Key provisions of the Act were designed to enhance competition within the telecommunications industry. These provisions include: (1) allowing Telcos to sell video services, and in certain cases, to buy local cable television companies, (2) deregulating cable companies (such as allowing them to charge what they wish for many channels) once there is effective competition or after three years, (3) permitting RBOCs and other LECs to enter the long distance market once certain conditions are met in the local phone market, and (4) allowing long distance providers to enter the local phone business. During the fiscal year that ended March 29, 1998 the Company provided premises wiring services for competitive video systems to the following Telcos: GTE, Ameritech, Pacific Bell, U.S. West, and BellSouth. In fiscal 1998, revenues from Telcos for video communication systems increased 151% to approximately $25.9 million from approximately $10.3 million in the previous 1997 fiscal year. SBC Communications ("SBC") acquired Pacific Bell in April 1997 and announced that it was scaling back its investments in video services in its service areas. SBC discontinued its broadband network video trials including a Pacific Bell project in San Jose, California. This project produced approximately $1.1 million of revenues for the Company in its fiscal 1998 first quarter. In late 1997 there was a reassessment by Telcos with regard to their video strategies, primarily of pursuing less costly DBS and MMDS wireless cable systems in lieu of the more costly hybrid fiber-coaxial hardwire systems. In 1998 Bell Atlantic recorded pre-tax charges of $23 million related to wireline and other nonsatellite video initiatives. In conjunction with this charge, Bell Atlantic announced a strategic decision to focus video efforts on satellite service being offered via DirecTV, and they are currently providing video service exclusively in conjunction with arrangements with DirecTV. The biggest impact to the Company regarding Telco competitive video projects has been the decision by GTE (through GTE Media Ventures) to scale back deployment of the hybrid fiber coax (HFC) video networks that it had built in certain test markets, and not to proceed with HFC deployment in previously announced additional markets. In 1996, GTE announced aggressive plans to expand video services to 66 markets with a reach of some seven million homes by 2004. AmeriLink was one of GTE's lead contractors in its initial two test markets in Tampa Bay, Florida and Ventura County, California. In fiscal 1998 revenues from these two projects totaled approximately $14.7 million, and GTE was the Company's largest customer, comprising approximately 17% of total revenues. After completing a review of its operations in these two test markets, GTE decided to scale back its video initiatives. In their 1998 fiscal year, GTE recorded a pretax charge of approximately $161 million related to their video networks, which had generated operating losses of approximately $86 million as of December 31, 1998. Company revenues from GTE from these two projects in fiscal 1999 declined $11.7 million to $3.0 million. The Company no longer performs installation services for GTE in the Tampa Bay area, and revenues from the Ventura County project for the most recent fourth quarter ended March 28, 1999 were only approximately $240,000. Revenues from Telcos for video services, excluding DirecTV re-sale programs, have declined sequentially in the six consecutive quarters that ended December of 1998, from approximately $8.3 million in the quarter ended June 1998 to approximately $2.5 million in the third and fourth quarters of fiscal 1999.

         In response to this decrease in revenues from Telephone companies, the Company has initiated or is initiating strategies designed to rebuild its revenue streams and to improve its operating results, including: (1) focusing marketing activities on positive developments within its core cable television customer base, primarily with Tele-Communications, Inc. ("TCI"), (2) aggressively seeking acquisitions or alliances to augment its existing premises wiring capabilities (3) pursuing cabling opportunities with DirecTV and other DSS providers given the potential market for video, audio, and data programming services via satellite, along with recent favorable regulatory and market developments within the DSS industry, and (4) continuing to diversify its customer base and market its cabling services to new and additional telecommunication providers.

         The Company has historically provided cabling services to TCI, who comprised approximately 15% of total Company revenues for its 1994 fiscal year. However, the Company focused on broadening its customer base in order to reduce its dependency on cable television companies, due to the highly volatile nature of capital spending within the cable television industry. As a result of project opportunities from Telcos that were building or expanding competitive video systems, the Company deployed its resources on Telco projects due to their perceived short term and long term economic potential. Revenues derived from TCI projects for the 1998 fiscal year comprised only 4% of total Company sales. In June 1998 AT&T Corporation announced its intent to acquire TCI and announced a $4 billion four-year upgrade and maintenance program of TCI's cable networks. The Company aggressively pursued TCI projects and opened new regional offices in Dallas, Baltimore, and the Seattle / Tacoma area, primarily to service new TCI contracts. Revenues from TCI for the 1999 fiscal year increased $3.8 million to approximately $6.9 million, and comprised approximately 11% of total Company revenues.

          The Company believes that its strong financial resources allow it to supplement internal growth and sales development efforts with acquisitions and strategic alliances. On February 2, 1999, the Company, through a wholly-owned subsidiary, acquired Midwest Computer Cable, Inc., a commercial cabling installation firm that provides installation and maintenance services for premise cabling systems through six offices located in Iowa, Kansas, Ohio, and Texas. The Company believes that the additional offices, management, and technicians which were gained from the acquisition will accelerate the growth of its commercial cabling and installation business.

         On April 28, 1999 DirecTV, a subsidiary of Hughes Corporation and General Motors Corporation, completed its acquisition of PRIMESTAR. At that time, DirecTV indicated that it will operate the PRIMESTAR medium-power business for approximately 24 months, during which time it will transition PRIMESTAR subscribers to DirecTV high-power service. The Company believes that the acquisition of PRIMESTAR by DirecTV, along with other developments within the DSS industry, will provide significant cabling opportunities and increased demand for its services. DBS providers have historically been at a disadvantage in competing with MSOs due to the fact that they cannot generally offer local programming. However, on April 27, 1999 the U.S. House of Representatives passed the "Satellite Copyright Competition and Consumer Protection Act of 1999" which:
(1) allows satellite TV companies to continue the delivery of out-of-market broadcast network signals to eligible subscribers, as well as deliver local channels into local markets, (2) reduces the copyright fees satellite TV carriers pay for broadcast signals, and (3) eliminates the 90-day waiting period for former cable subscribers to subscribe to distant network signals via satellite. The U.S. Senate recently approved similar legislation, and any differences between the two bills will have to be reconciled before the legislation can become law. Upon passage of the legislation by the House of Representatives, DirecTV announced plans for delivering local broadcast network channels by satellite to approximately 50 million homes in major metropolitan markets across the United States. DirecTV, with its acquisition of PRIMESTAR, currently provides service to more than 7 million subscribers.

         The Company believes that DirecTV, along with other providers of DSS services, are seeking larger, national contractors to provide their installation and maintenance needs. The conversion of PRIMESTAR subscribers to DirecTV satellite dishes will require numerous new installations. PRIMESTAR currently has approximately 2.3 million satellite subscribers. Bell Atlantic Corp., SBC Communications Inc. and GTE Corporation have also entered into a multi-year marketing and distribution agreement with DirecTV to sell satellite-television services to their telephone customers, and the Company currently performs satellite installations for Bell Atlantic in California. In order to increase the Company's DSS installation capability, it is in the process of implementing a national installation network and customer call center. This installation network will feature centralized work order processing that will process work orders and disseminate them throughout the United States. The customer call center and support function will handle both customer and end subscriber calls along with work order status and monitoring procedures. The Company is in the process of partnering with other smaller contractors to provide installation coverage in those areas that are currently not practical or cost efficient to service. The installation network will ultimately provide complete service coverage for the continental United States.

         Finally, the Company has continued to market its cabling services to new customers and markets beyond the traditional cable television industry. In late fiscal 1998, the Company started performing commercial voice and data installation services for Teligent, Inc., and Winstar, facilities-based nationwide CLECs that offer customers a variety of individual and bundled services, including local and long distance voice services and high-speed data and Internet service in a growing number of major markets throughout the United States. Revenues derived from cabling services from Teligent and Winstar for the fiscal year ended March 28, 1999 were approximately $0.9 million and $0.3 million, respectively.


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


FISCAL 1999 COMPARED TO FISCAL 1998

         REVENUES

         Total revenues for fiscal 1999 were $65,211,040 compared to $85,645,991 for fiscal 1998, a decrease of 24%.

         Revenues derived from residential and commercial premises wiring activities decreased by 22% to $59.7 million in fiscal 1999, versus approximately $77.0 million in the prior year period. Premises wiring revenues from telephone companies for video communication services decreased to approximately $11.2 million (17% of total Company revenues) in fiscal 1999 from $25.9 million (30% of total Company revenues) in fiscal 1998. Revenues from these services have declined sequentially in the six consecutive quarters that ended December of 1998, from approximately $8.3 million in the quarter ended June 1998 to approximately $2.5 million in the third and fourth quarters of fiscal 1999. Revenues from GTE Media Ventures derived from classic hardwire cable system projects for fiscal 1999 declined to $3.0 million, versus approximately $14.7 million in fiscal 1998. GTE was the Company's largest customer in fiscal 1998 and comprised approximately 17% of total Company revenues. The amount of future capital allocated by Telcos to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services. It is unclear what impact that the current pending mergers between SBC Communications Inc. and Ameritech Corp. and Bell Atlantic Corp. and GTE will have on the respective company's video strategies.

         Premises wiring revenues for fiscal 1998 also included approximately $2.6 million in revenues from a contract to provide voice and data cabling for U.S. West in Phoenix, AZ. Work under this contract was substantially completed in June 1998 and contributed approximately $0.5 million of revenues in fiscal 1999. Commercial network cabling revenues in fiscal 1999 were negatively impacted by funding delays on a number of large contracts for cabling educational facilities. These projects , which were anticipated to commence in May 1999, were expected to generate approximately $5.0 million of revenues in fiscal 1999. Cabling on some of these projects began in late fiscal 1999 and contributed approximately $0.2 million in revenues. Revenues for fiscal 1999 include approximately $1.9 million of commercial network cabling revenues from Midwest Computer Cable, Inc., a commercial cabling installation firm acquired by the Company on February 2, 1999. Revenues and operations were adversely impacted by weather in the fourth fiscal quarter ended March 28, 1999. In addition, revenues during the fourth quarter of fiscal 1998 were negatively impacted by weather and by delays in customer purchase and work authorizations in several market areas.

         GROSS PROFIT

         Gross profit for fiscal 1999 was $25.7 million, or 39.4% of revenues, as compared to $33.0 million, or 38.6% of revenues in 1998.

         The increase in gross margin is due primarily to a decrease in subcontractor production costs, which decreased as a percent of labor cabling revenues in fiscal 1999 compared to the corresponding period last year. Contract and project subcontractor costs are dependent upon a number of factors, including pricing for the Company's services, the level of productivity, competitive factors in the local market and other items.

         SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for fiscal 1999 were $24.1 million, or 37.0% of revenues, as compared to $25.2 million, or 29.4%, of revenues for fiscal 1998.

         The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The Company is reluctant to significantly reduce its cost structure during periods of reduced revenues and spending by its customers and believes a certain expense level is necessary to adequately support longer term revenue growth and quality customer service. The decrease in selling, general and administrative expenses for fiscal 1999 is primarily a result of a decrease in employee wage expense and employee benefits. The increase in selling, general and administrative expenses as a percentage of revenues is a result of a decline in revenues in fiscal 1999, which decreased approximately 24% from fiscal 1998.

         INTEREST INCOME AND EXPENSE

         Interest income was $464,174, or 0.7% of revenues, for fiscal 1999 as compared to net interest expense of $187,633, or 0.2% of revenues, for fiscal 1998. In October 1997 the Company used part of the proceeds received from a public stock offering to pay in full its outstanding bank debt of approximately $6.8 million. The balance of the proceeds are being invested in short-term investment grade securities (see "Liquidity and Capital Resources").

         PROVISION FOR INCOME TAXES

         The Company's effective tax rate was 41.8% for fiscal 1999 versus 40.1% for fiscal 1998. This increase is the result of Goodwill amortization and other permanent differences which, combined, represented 4.4% of income before income taxes versus 0.9% in fiscal 1998.


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

         Premises wiring revenues derived from Telcos building or expanding video systems increased to approximately $25.9 million (30.2% of total Company revenues) in fiscal 1998 compared to approximately $10.3 million (16.4% of total Company revenues) in fiscal 1997. Of the total $25.9 million of revenues from Telcos, approximately $14.7 million, or 17% of total Company revenues, was generated from work orders issued under contracts with GTE Media Ventures, a division of GTE. Revenues from Telcos for video systems declined sequentially in each quarter of fiscal 1998, from approximately $8.3 million in the first quarter to approximately $4.2 million in the fourth quarter, which ended March 29, 1998.

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

          In May 1998, the Company elected to terminate a contract in Phoenix, Arizona, with a Telco due to profitability concerns. Individual project work orders related to this contract generated approximately $2.6 million in revenues in fiscal 1998, including approximately $1.3 million in the fourth fiscal quarter ended March 29, 1998. Work under this contract was substantially completed in June 1998.

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

         The Company's selling, general and administrative cost structure is maintained at levels necessary to adequately support both anticipated near term revenues and projected longer-term revenues. These anticipated revenue levels and associated cost structures may vary among the Company's regional field offices and geographic market areas. The dollar increase in selling, general, and administrative expenses for fiscal 1998 is primarily due to increased employee wages and associated costs incurred to support both current period revenues and anticipated future revenues.

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

         In October 1997, the Company completed a public offering in which it issued 600,000 new shares of common stock. Net proceeds from the offering were $14,175,000 before deducting related expenses of $279,443. The Company paid in full the outstanding balance of its revolving credit note of approximately $6.8 million and is using the balance of the proceeds for general corporate purposes, including working capital, expansion of sales and marketing activities, openings of new field offices and possible acquisitions of businesses, services or technology complimentary to the Company's business. Pending such uses, the proceeds are being invested in short-term investment grade securities. As of March 28, 1999 the Company had approximately $6.0 million in cash and cash equivalents.

         On September 4, 1998 the Company's Board of Directors authorized the repurchase of up to 400,000 common shares of the Company's stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The Company used current cash reserves to finance the share repurchase program. A total of 333,570 shares were repurchased as of March 28, 1999 at an aggregate purchase price of approximately $2.5 million. Subsequent to March 28, 1999 through April 13, 1999, the Company repurchased an additional 21,900 shares for an additional $159,000. Due to the proposed merger with Tandy Corporation, the Company does not anticipate repurchasing any additional shares.

         On February 2, 1999, the Company acquired Midwest Computer Cable, Inc. The consideration delivered to the shareholders of MCCI in connection with the Merger consisted of $4.4 million in cash and 500,000 shares of the Company's no par common stock, of which 249,000 were shares previously held in treasury.

         Combined accounts receivable and work-in-process at March 28, 1999 totaled $17.4 million compared to $19.6 million at March 29, 1998, a decrease of $2.2 million or 11%. This decrease was primarily due to lower revenue levels recorded in fiscal 1999. Revenues for fiscal 1999 were $65.2 million, a decrease of $20.4 million, or 24%, from the $85.6 million recorded in fiscal 1998. Revenues for the fourth quarter of fiscal 1999 decreased 12% to $17.1 million compared with $19.5 million for the fourth quarter of fiscal 1998. Combined accounts receivable and work-in-process for MCCI was approximately $1.1 million at March 28, 1999. The Company anticipates that it will continue to receive collections of its accounts receivable in the ordinary course of business. However, there is no assurance that the Company will be able to collect all or substantially all of its accounts receivable outstanding at any time, although the Company believes it has adequately provided for potential losses through its allowance for doubtful accounts. The Company's failure to collect substantially all of its accounts receivable and work-in-process would have an adverse impact on its working capital and could adversely affect its results of operations.

         Capital requirements are dependent upon a number of factors, including the Company's revenues, level of operations, and the type of contracts and work that the Company performs. Due to the fact that the Company generally has no extended commitments from its customers, it is difficult to forecast longer-term revenues and associated capital expenditure and operating cash requirements. Management believes that current cash reserves, cash flow from operations, and possible credit from its commercial bank should provide sufficient capital to meet the reasonably foreseeable business needs of the Company.

         Current Credit Arrangements. On March 9, 1999, the Company received a commitment from a commercial bank for a two-year $10.0 million unsecured revolving credit note. The formal loan agreement was executed on April 5, 1999 and provides for borrowing under the note at a rate of prime minus 1.25%. The revolving credit note matures on April 6, 2001 and includes a commitment fee, after the first request for an advance, of 1/8% on any unused portion of the note. The new loan agreement contains certain restrictive covenants, which, among others, require the Company to maintain certain financial ratios. There were no borrowings under the agreement as of March 28, 1999.

         Cash Flow From Operating Activities. For fiscal 1999, net cash provided by operating activities was $5.8 million. This was due primarily to the Company's depreciation and amortization, which totaled $3.1 million, and a reduction in combined accounts receivable and work-in-process, which totaled $3.3 million. The reduction in combined accounts receivable and work-in-process is due primarily to lower revenue levels in fiscal 1999.

         Cash Used In Investing Activities. Net cash used in investing activities for fiscal 1999 totaled $6.2 million, primarily as a result of the $4.6 million of cash utilized in the acquisition of MCCI (net of acquired cash), and the purchase of property and equipment which totaled $2.6 million.

VARIABILITY IN QUARTERLY RESULTS AND SEASONALITY

         The Company's quarterly revenues and associated operating results have in the past, and may in the future, vary depending upon a number of factors. The Company has no long-term contractual commitments to provide its services. The contractual commitments which do exist generally can be terminated on 30 days' notice. These contractual commitments do not involve a firm backlog of committed work because the nature of the Company's contracts with MSOs, Telcos, CLECs, DBS providers, and other telecommunication providers produce daily work orders only on a project-by-project basis which must be funded by an approved purchase order. In addition, network cabling services are generally nonrecurring in nature and are contracted on a project-by-project basis. Therefore, the amount of work performed at any given time and the general mix of customers for which work is being performed can vary significantly. Consolidation within the telecommunications industry may also delay or depress capital spending, as companies assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances. The Company's operations historically have also been influenced by the budget cycles of the Company's customers. Many of the Company's MSO customers utilize a calendar year budget cycle, funded with quarterly purchase authorizations, which in certain fiscal years has resulted in a lack of availability of funds in the Company's third fiscal quarter and has delayed work authorizations in the early part of the calendar year (the Company's fourth and first fiscal quarters.) Telecommunications providers are also subject to actual and potential local, state, and federal regulations that influence the availability of work for which the Company may compete. Weather may affect operating results due to the fact that construction cabling services are performed outdoors. Weather can also impact the Company's premises wiring cabling services due to the limited and lost production associated with poor driving conditions, and soft ground which may prevent underground premises installations, the burying of cable drops, and increased restoration costs. Operating results may also be affected by the capital spending patterns of the Company's customers and by the success of various technologies and business strategies employed by them. In fiscal 1998, the Company recorded approximately $25.9 million (or 30.2% of total revenues for the year) in revenues from Telcos that are building or expanding video systems. Of the total $25.9 million of revenues from Telcos, approximately $14.7 million (or 17% of total Company revenues) was generated from work orders issued under contracts with GTE Media Ventures, a part of GTE Corporation. In late 1997 there was a reassessment by Telcos with regard to their video strategies, primarily of pursuing less costly DBS and MMDS wireless cable systems in lieu of the more costly hybrid fiber-coaxial hardwire systems. Revenues from Telcos for video services, excluding DirecTV re-sale programs, have declined sequentially in the six consecutive quarters that ended December of 1998, from approximately $8.3 million in the quarter ended June 1998 to approximately $2.5 million in the third and fourth quarters of fiscal 1999. Company revenues from GTE in fiscal 1999 declined $11.6 million to $3.0 million. The amount of future capital allocated by these companies to their video programs is largely contingent upon the financial success of these programs, possible new technical developments, and overall strategic decisions by the companies regarding video services. The Company's operating profitability and capacity to increase revenues is also largely dependent upon its ability to locate and attract qualified field managers, project managers, and technical production personnel. Other factors that may affect the Company's operating results include the size and timing of significant projects, and the gain or loss of a significant contract or customer.


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


YEAR 2000

         The Year 2000 problem arises from the fact that due to early limitations on memory and disk storage many computer programs indicate the year by only two digits, rather than four. This limitation can cause programs that perform arithmetic operations, comparisons, or sorting of data fields to yield incorrect results when working outside the year range of 1900-1999. This could cause computer hardware or software to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future. The Company has undertaken a Year 2000 project which includes an assessment of computer equipment, software, network infrastructure, and telephone equipment. The project addresses inventory and assessment, impact analysis, implementation, and testing. The Company is utilizing primarily internal resources to complete and test the Year 2000 project. External costs associated with the project through May 1999 were approximately $40,000, and the Company estimates that it will incur additional external costs of approximately $70,000, including the replacement of identified non-compliant computer hardware, to complete the project. The Company is currently in the late stages of implementation and testing and believes that all critical parts of the project will be complete by September 1999, prior to any anticipated impact on the Company's operating systems. The Company is also in the process of surveying its bank, critical suppliers, and significant third parties to determine the extent to which related interfaces with the Company's systems are vulnerable if these third parties fail to remediate their Year 2000 issues. The Company will be formulating a contingency plan to address the possible effects , if any, of any significant third parties experiencing Year 2000 problems. Assuming that project plans can be implemented as planned, the Company believes future costs relating to the Year 2000 issue will not have a material adverse impact on the Company's business, operations, or financial condition. However, there is no assurance that the Company's year 2000 compliance efforts will prevent all consequences, and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers, or unforeseen circumstances.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk through derivative financial instruments and other financial instruments, such as investments in short-term marketable securities and long-term debt, is not material. The existing credit facility of the Company has a variable interest rate and could be adversely affected by an increase in interest rates. There were no borrowings under this facility as of March 28, 1999.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Registrant's consolidated financial statements and related notes and independent auditors' reports follow on the subsequent pages of this report.

REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
AmeriLink Corporation

We have audited the accompanying consolidated balance sheets of AmeriLink Corporation as of March 29, 1998 and March 28, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriLink Corporation at March 29, 1998 and March 28, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 1999, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Columbus, Ohio
May 11, 1999, except for
Note 12, as to which the date
is May 21, 1999

                              AMERILINK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                            March 29,              March 28,
                                                                              1998                   1999
                                                                              ----                   ----
ASSETS
Current assets:
     Cash and cash equivalents                                            $  8,723,230          $  5,958,882
     Accounts receivable-trade, net of allowance for doubtful
          accounts of $234,000 in 1998 and $237,000 in 1999                 13,884,731            12,084,381
     Work-in-process                                                         5,690,546             5,322,616
     Materials and supply inventories                                        1,655,809             2,100,419
     Other receivables                                                         229,702               225,372
     Deferred income taxes                                                     458,584               361,400
     Other                                                                     114,895               519,978
                                                                          ------------          ------------
          Total current assets                                              30,757,497            26,573,048

Property and equipment - net                                                 7,585,118             6,366,853
Goodwill - net                                                                      --             7,168,168
Deferred income taxes                                                               --               128,184
Deposits and other assets                                                      185,291               114,474
                                                                          ------------          ------------

          Total assets                                                    $ 38,527,906          $ 40,350,727
                                                                          ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                               $  2,658,091          $  2,565,298
     Liability to subcontractors                                             1,886,173             1,610,121
     Accrued compensation and related expenses                               1,845,507             1,643,872
     Accrued insurance                                                         509,965               397,713
     Other                                                                     307,579               383,223
                                                                          ------------          ------------
          Total current liabilities                                          7,207,315             6,600,227

Shareholders' equity:
     Preferred stock, without par; 1,000,000 shares authorized;
          none issued or outstanding                                                --                    --
     Common stock, without par; 10,000,000 shares authorized;
          4,255,930 and 4,534,344 shares issued and outstanding
          in 1998 and 1999                                                  24,017,256            25,872,715
     Common stock held in treasury, at cost; 84,570 shares at
          March 28, 1999                                                            --              (648,877)
     Retained earnings                                                       7,303,335             8,526,662
                                                                          ------------          ------------
          Total shareholders' equity                                        31,320,591            33,750,500
                                                                          ------------          ------------

          Total liabilities and shareholders' equity                      $ 38,527,906          $ 40,350,727
                                                                          ============          ============


--------------------------------------------------------------------------------
                 See notes to consolidated financial statements

                              AMERILINK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          For the Fifty-Two Weeks Ended

--------------------------------------------------------------------------------

                                                        March 30,              March 29,              March 28,
                                                          1997                   1998                   1999
                                                          ----                   ----                   ----
Revenues                                              $ 63,035,814           $ 85,645,991           $ 65,211,040
Cost of sales                                           41,297,467             52,615,969             39,511,832
                                                      ------------           ------------           ------------
Gross profit                                            21,738,347             33,030,022             25,699,208
Selling, general and administrative expenses            18,436,896             25,183,821             24,063,055
                                                      ------------           ------------           ------------
Income from operations                                   3,301,451              7,846,201              1,636,153
Interest income (expense)                                 (617,004)              (187,633)               464,174
Other income                                                 7,047                     --                     --
                                                      ------------           ------------           ------------
Income before income taxes                               2,691,494              7,658,568              2,100,327
Provision for income taxes                               1,123,000              3,073,000                877,000
                                                      ------------           ------------           ------------
Net income                                            $  1,568,494           $  4,585,568           $  1,223,327
                                                      ============           ============           ============

Earnings per share:
     Basic                                            $       0.45           $       1.20           $       0.29
                                                      ============           ============           ============
     Diluted                                          $       0.44           $       1.15           $       0.28
                                                      ============           ============           ============

Weighted average shares:
     Basic                                               3,479,025              3,805,866              4,244,790
     Diluted                                             3,589,131              4,002,089              4,334,465


--------------------------------------------------------------------------------
                 See notes to consolidated financial statements

                              AMERILINK CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                                           Common Stock
                                                                   Common Stock                           Held in Treasury

                                                           Shares               Amount               Shares               Amount
                                                           ------               ------               ------               ------
Balance at March 31, 1996                                3,478,580          $  8,061,395

     Net Income                                                 --                    --

     Issuance of restricted stock                            3,000                23,250
                                                         ---------          ------------            --------           ------------

Balance at March 30, 1997                                3,481,580             8,084,645                  --                     --

     Net income                                                 --                    --

     Proceeds from exercise of
        stock options                                      174,350               813,275

     Tax benefit from exercise of
        stock options                                           --             1,223,779

     Net proceeds from sale of
        common stock, less issuance
        expenses of $279,443                               600,000            13,895,557
                                                         ---------          ------------            --------           ------------

Balance at March 29, 1998                                4,255,930            24,017,256                  --                     --

     Net income                                                 --                    --

     Proceeds from exercise of stock options                25,000               158,750                  --                     --

     Repurchases of common stock                                --                    --            (333,570)          $ (2,528,400)

     MCCI Acquisition                                      251,000             1,685,477             249,000              1,879,523

     Issuance of restricted stock,
        net of deferred compensation expense                 2,414                    --                  --                     --

     Amortization of deferred
        compensation expense                                    --                11,232                  --                     --
                                                         ---------          ------------            --------           ------------

Balance at March 28, 1999                                4,534,344          $ 25,872,715             (84,570)          $   (648,877)
                                                         =========          ============            ========           ============


                                                        Retained
                                                        Earnings                Total
                                                        --------                -----
Balance at March 31, 1996                             $  1,149,273          $  9,210,668

     Net Income                                          1,568,494             1,568,494

     Issuance of restricted stock                               --                23,250
                                                      ------------          ------------

Balance at March 30, 1997                                2,717,767            10,802,412

     Net income                                          4,585,568             4,585,568

     Proceeds from exercise of
        stock options                                           --               813,275

     Tax benefit from exercise of
        stock options                                           --             1,223,779

     Net proceeds from sale of
        common stock, less issuance
        expenses of $279,443                                    --            13,895,557
                                                      ------------          ------------

Balance at March 29, 1998                                7,303,335            31,320,591

     Net income                                          1,223,327             1,223,327

     Proceeds from exercise of stock options                    --               158,750

     Repurchases of common stock                                --            (2,528,400)

     MCCI Acquisition                                           --             3,565,000

     Issuance of restricted stock,
        net of deferred compensation expense                    --                    --

     Amortization of deferred
        compensation expense                                    --                11,232
                                                      ------------          ------------

Balance at March 28, 1999                             $  8,526,662          $ 33,750,500
                                                      ============          ============


--------------------------------------------------------------------------------
                 See notes to consolidated financial statements

                              AMERILINK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Fifty-Two Weeks Ended


                                                                             March 30,              March 29,            March 28,
                                                                               1997                   1998                 1999
                                                                               ----                   ----                 ----
OPERATING ACTIVITIES
Net income                                                                 $  1,568,494           $  4,585,568         $  1,223,327
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                              2,242,312              2,967,518            3,105,767
   Net loss (gain) on disposal of fixed assets                                  (14,950)                (4,400)               8,515
   Gain on investments                                                           (6,199)                    --                   --
   Deferred income taxes                                                       (145,000)              (304,281)             (31,000)
Changes in operating assets and liabilities net of effect
of acquisition:
     Accounts receivable and work-in-process                                 (6,051,531)            (1,721,686)           3,334,630
     Materials and supply inventories                                           200,244               (145,969)             (20,354)
     Other receivables                                                          (86,558)                78,515                4,330
     Other assets                                                               357,138                 38,230             (309,831)
     Trade accounts payable                                                     516,554                339,416             (555,320)
     Liability to subcontractors                                                877,568                (74,581)            (276,052)
     Accrued compensation and related expenses                                  356,737                409,835             (517,077)
     Accrued insurance                                                         (168,615)               141,708             (112,252)
     Other liabilities                                                           95,199                 51,428              (70,930)
                                                                           ------------           ------------         ------------
Net cash provided by (used in) operating activities                            (258,607)             6,361,301            5,783,753
INVESTING ACTIVITIES
     Purchase of property and equipment                                      (2,752,254)            (4,917,240)          (2,593,451)
     Proceeds from sale of property and equipment                               629,525                297,066              936,630
     Cash paid for acquisition net of acquired cash                                  --                     --           (4,592,446)
     Deposits and other assets                                                  (82,912)                (1,713)              70,816
                                                                           ------------           ------------         ------------
Net cash used in investing activities                                        (2,205,641)            (4,621,887)          (6,178,451)

FINANCING ACTIVITIES
     Principal payments on long-term debt                                   (20,400,000)           (25,794,190)                  --
     Proceeds from borrowings on long-term debt                              22,905,963             16,725,000                   --
     Common stock repurchased                                                        --                     --           (2,528,400)
     Proceeds from issuance of common stock                                          --             13,895,557                   --
     Proceeds from exercise of stock options                                         --                813,275              158,750
     Tax benefit from exercise of options                                            --              1,223,779                   --
                                                                           ------------           ------------         ------------
Net cash provided by (used in) financing activities                           2,505,963              6,863,421           (2,369,650)
                                                                           ------------           ------------         ------------

     Increase (decrease) in cash and cash equivalents                            41,715              8,602,835           (2,764,348)
Cash and cash equivalents at beginning of year                                   78,680                120,395            8,723,230
                                                                           ------------           ------------         ------------

Cash and cash equivalents at end of year                                   $    120,395           $  8,723,230         $  5,958,882
                                                                           ============           ============         ============

Supplemental cash flow disclosures:
     Interest paid                                                         $    619,192           $    347,484         $         --
     Income taxes paid                                                     $    762,048           $  2,304,584         $  1,056,089



--------------------------------------------------------------------------------
                 See notes to consolidated financial statements

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: AmeriLink Corporation (the "Company") designs, constructs, installs and maintains fiber optic, coaxial and twisted-pair copper cabling systems for the transmission of video, voice and data. The Company's cabling services include the drops and cable feeds to, and wiring of, residences, multiple dwelling units and commercial buildings and the construction of aerial and underground distribution plant. The Company offers these services on a national basis to providers of telecommunications services, including: major cable television multiple system operators; traditional telephone service providers, including local exchange carriers and long distance carriers; competitive local exchange carriers; Direct Broadcast Satellite ("DBS") providers; system integrators and users of local area network ("LAN") and wide-area network ("WAN") systems; and other businesses providing specific or bundled telecommunications services. The Company's services are provided predominately through the use of independent contractors via its national network of regional and satellite field offices.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

FISCAL YEAR: Fiscal years are designated in the financial statements and notes thereto by the year in which the fiscal year ends. Accordingly, results for the fiscal years 1997, 1998 and 1999 represent the 52 weeks ended March 30, 1997, March 29, 1998, and March 28, 1999, respectively.

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

MAJOR CUSTOMERS: Customers comprising 10% or greater of the Company's fiscal year net sales are summarized as follows:

                                                  1997         1998         1999
                                                  ----         ----         ----
          Time Warner Cable                        19%          16%          12%
          Tele-Communications, Inc. (TCI)           9%           4%          11%
          GTE Media Ventures                        8%          17%           5%

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

The following is a summary of activity in the allowance for doubtful accounts for the fiscal years ended 1997, 1998 and 1999.

                                              1997                1998                1999
                                              ----                ----                ----
Beginning balance                          $  95,000           $ 171,000           $ 234,000
Provision for bad debts                      349,000             229,600              76,000
Allowance acquired in acquisition                 --                  --              40,000
Account write-offs, net                     (273,000)           (166,600)           (113,000)
                                           ---------           ---------           ---------
Ending Balance                             $ 171,000           $ 234,000           $ 237,000
                                           =========           =========           =========

--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

MATERIALS AND SUPPLY INVENTORIES: Materials and supply inventories are comprised primarily of cabling materials and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT: Property and equipment is recorded at cost. Depreciation and amortization for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets. Generally, the useful lives for all major classes of assets are two to seven years. Recovery of capital costs for income tax reporting purposes is primarily provided by the use of accelerated methods over the statutory recovery periods. The costs of assets sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any gain or loss is included in net income. Maintenance and repairs are charged to expense as incurred.

GOODWILL: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is being amortized ratably over a 25 year period. The carrying value of goodwill will be reviewed periodically by the Company, and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than its carrying value. Goodwill related amortization expense charged to operations for fiscal 1999 was $69,856.

CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of money market fund investments and short-term commercial paper, substantially all of which were held with two financial institutions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of all financial instruments approximate carrying values because of the short maturities of those instruments.


--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

COMMON STOCK AND EARNINGS PER SHARE: The Company follows SFAS No. 128, "Earnings per Share," which requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents consisting of shares subject to stock options.

                                                              1997               1998                1999
                                                              ----               ----                ----
       Basic:
       ------
       Net income                                          $1,568,494          $4,585,568          $1,223,327
       Weighted average common
         shares outstanding                                 3,479,025           3,805,866           4,244,790
                                                           ----------          ----------          ----------

           Basic EPS                                       $     0.45          $     1.20          $     0.29
                                                           ==========          ==========          ==========

       Diluted:
       --------
       Net income                                          $1,568,494          $4,585,568          $1,223,327
       Weighted average common
         shares outstanding                                 3,479,025           3,805,866           4,244,790
       Dilutive stock options                                 110,106             196,223              89,675
                                                           ----------          ----------          ----------
       Total shares and dilutive potential shares           3,589,131           4,002,089           4,334,465
                                                           ----------          ----------          ----------

           Diluted EPS                                     $     0.44          $     1.15          $     0.28
                                                           ==========          ==========          ==========

Some options were outstanding during fiscal years 1997, 1998 and 1999 but were not included in the computation of diluted earnings per share because the average market price of the Company's common stock during the period was greater than the exercise price of the options and, therefore, were anti-dilutive. Note 7 provides additional information on the Company's stock options.

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

BUSINESS SEGMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.



--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 29, 1998 and March 28, 1999:

                                                                   1998                 1999
                                                                   ----                 ----
         Leasehold improvements                               $     224,331         $     238,633
         Transportation equipment                                 7,105,535             6,968,000
         Machinery and equipment                                  5,380,994             5,594,254
         Computer equipment and related software                  1,621,867             2,055,927
         Furniture and fixtures                                     974,463               854,813
                                                              -------------         -------------
              Total                                              15,307,190            15,711,627

         Less accumulated depreciation                           (7,722,072)           (9,344,774)
                                                              -------------         --------------

         Net property and equipment                           $   7,585,118         $   6,366,853
                                                              =============         =============


3.  EMPLOYEE BENEFIT PLANS

The Company has a Profit Sharing and 401(k) Plan covering substantially all of its employees. Profit sharing contributions are at the discretion of the Board of Directors, although limited to the maximum amount permitted under the Internal Revenue Code. The Company did not make a profit sharing contribution for fiscal years 1997, 1998, and 1999. The Company's 401(k) Plan allows eligible employees to contribute a portion of their compensation to the Plan. The employer may make an additional contribution subject to the terms of the Plan. The contribution expense for the Company to the 401(k) Plan for fiscal years 1997, 1998 and 1999 was $66,109, $160,557, and $65,274, respectively.


4.  EXISTING CREDIT FACILITY

On March 9, 1999 the Company received a commitment from a commercial bank for a $10.0 million unsecured revolving credit note. The formal loan agreement was executed on April 5, 1999 and provides for borrowings under the note at a rate of prime minus 1.25%. The revolving credit note matures on April 6, 2001 and includes a commitment fee, after the first request for an advance, of 1/8% on any unused portion of the note. The new loan agreement contains certain restrictive covenants which, among others, require the Company to maintain certain financial ratios. There were no borrowings under the agreement as of March 28, 1999.



--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

5.  INCOME TAXES

The provision for income taxes consists of the following for the fiscal years ended 1997, 1998 and 1999:

                                                            1997                  1998                 1999
                                                            ----                  ----                 ----
         Current:
           Federal                                      $ 1,013,000           $ 2,728,000           $   771,000
           State and local                                  255,000               649,000               137,000
                                                        -----------           -----------           -----------
                                                          1,268,000             3,377,000               908,000
         Deferred:
           Federal                                         (123,000)             (259,000)              (27,000)
           State and local                                  (22,000)              (45,000)               (4,000)
                                                        -----------           -----------           -----------
                                                           (145,000)             (304,000)              (31,000)
                                                        -----------           -----------           -----------

              Total provision for income taxes          $ 1,123,000           $ 3,073,000           $   877,000
                                                        ===========           ===========           ===========

Deferred tax assets recorded in the consolidated balance sheets at fiscal years ended 1998 and 1999, consist of the following:

                                                          1998              1999
                                                          ----              ----
         Deferred tax assets:
               Depreciation                             $     --          $128,184
               Accrued compensation                      169,073            80,749
               Accrued insurance                          88,128           126,646
               Allowance for doubtful accounts            93,600            78,800
                 Other                                   107,783            75,205
                                                        --------          --------
                 Total deferred tax assets              $458,584          $489,584
                                                        ========          ========


A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the fiscal years ended 1997, 1998 and 1999:

                                                                  1997           1998           1999
                                                                  ----           ----           ----
         Statutory income tax rate                                34.0%          34.0%          34.0%
         State and local taxes, net of Federal benefit             5.2%           5.2%           3.4%
         Goodwill amortization                                      --             --            1.4%
         Other permanent differences                               2.5%           0.9%           3.0%
                                                                  ----           ----           ----

                  Effective income tax rate                       41.7%          40.1%          41.8%
                                                                  ====           ====           ====



--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

6.  OPERATING LEASES

The Company is committed under non-cancelable operating leases for offices and warehouse space which will require future minimum rental commitments of $1,058,968, $270,707, $87,960, $20,760, and $19,030 in fiscal years 2000 through
2004, respectively. The Company also operates under lease agreements which do not exceed one year in term. Rental expense under all operating leases amounted to $923,752, $1,222,171 and $1,255,549 for the fiscal years 1997,1998 and 1999, respectively.

Subsequent to fiscal 1999, the Company executed a new ten-year non-cancelable lease agreement that is in addition to leases that were in effect as of March 28, 1999. The agreement will require future minimal rental commitments of $230,000 per year effective upon the targeted occupation and commencement date, which is currently estimated to be April 1, 2000.


7.  STOCK OPTIONS AND STOCK INCENTIVE PLAN

Prior to the Company's initial public offering in August 1994, key officers were granted options to purchase outstanding shares of common stock from the majority shareholders of the Company, and in connection with the offering agreed to restated option agreements. The Chief Executive Officer was granted options to purchase 135,000 shares at $4.00 per share, all of which were exercised during fiscal 1998, and 225,000 shares at $6.35 per share. Of the 225,000 shares, 25,000 were exercised during fiscal 1998 and 25,000 were exercised during fiscal 1999. The remaining 175,000 options are currently exercisable and shall remain in effect until the later of termination of employment or, in the event employment is terminated by death, one year after death. The Company's Senior Vice President of Operations was granted options to purchase 81,000 shares at $4.69 per share. These options shall remain effective until the earlier of May 1, 2004, or the termination of employment (if employment is terminated by death, then one year after death). Options to purchase 40,500 of the shares became exercisable on April 1, 1997, and the remaining options will become exercisable, on a cumulative basis, at the rate of 10% per year commencing on April 1, 1998. None of the options have been exercised as of March 28, 1999.

Effective August 1994, and amended in August 1998, the Company adopted a stock incentive plan (the "Plan") for key employees and directors of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, and provides for grants of stock options, stock appreciation rights, restricted stock awards and phantom stock. The maximum aggregate number of common shares which may be granted under the Plan is 950,000 shares, and the maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding common shares of the Company. Any awards that lapse or are canceled are available for re-grant under the terms of the Plan. At March 28, 1999, there were 350,933 shares available for grant.

Stock option grants may be in the form of incentive stock options or non-qualified options. Key employee options awarded under the plan vest either 20% or 25% annually from the date of the grant. Non-employee Director option awards granted after August 4, 1998 vest on the first anniversary of the date of the grant, and those granted before August 4, 1998 vest 25% annually from the date of grant. Stock options awarded under the plan are at exercise prices that equal or exceed the fair market value at the date of the grant, and any shares not exercised lapse on the earliest of ten years from the grant date or 90 days after termination with the Company. In February 1997, a grant of 3,000 shares of restricted stock was issued to non-employee Directors of the Company. In May 1998, the Company awarded 2,414 shares of restricted stock to the Senior Vice President of Operations. One-third of the restricted shares becomes exercisable on each anniversary of the date of the award.



--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

7.  STOCK OPTIONS AND STOCK INCENTIVE PLAN (CONTINUED)

The following table summarizes all stock option transactions under the Stock Incentive Plan for the fiscal years ended March 30, 1997, March 29, 1998, and March 28, 1999.


                                              1997                         1998                         1999
                                      ----------------------      ----------------------      -----------------------
                                                    Weighted                    Weighted                    Weighted
                                                     Average                     Average                     Average
                                                    Exercise                    Exercise                    Exercise
                                      Options         Price       Options         Price       Options         Price
                                      -------         -----       -------         -----       -------         -----
Outstanding - beginning
   of year                            142,450    $     8.70        177,490    $     8.50       220,736    $    10.80
     Granted                           48,425    $     7.75         57,596    $    17.19       368,251    $    10.02
     Forfeited                        (13,385)   $     7.95             --                      (9,684)   $    15.04
     Exercised                             --                      (14,350)   $     7.98            --
                                      -------                      -------                     -------

Outstanding - end of year             177,490    $     8.50        220,736    $    10.80       579,303    $    10.23
                                      =======                      =======                     =======

Exercisable at end of year             49,125    $     8.81         71,410    $     8.84       120,190    $     9.43
                                      =======                      =======                     =======


The following table summarizes information about stock options outstanding at March 28, 1999:

                                                 Options Outstanding                     Options Exercisable
                                     -----------------------------------------          ---------------------
                                                                      Weighted                       Weighted
                                                Weighted Average       Average                        Average
                                                   Remaining          Exercise                       Exercise
Range of Exercise Prices             Options    Contractual Life        Price           Options        Price
------------------------             -------    ----------------        -----           -------        -----
        $7.75 - $8.25                194,216           7.7           $    8.05           71,636     $    7.95
       $10.00 - $14.06               343,101           8.3           $   10.38           40,000     $   10.00
           $19.13                     41,986           8.4           $   19.13            8,554     $   19.13
                                     -------                                            -------
                                     579,303           8.1           $   10.23          120,190     $    9.43
                                     =======                                            =======

The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to continue to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees". Under APB 25, no compensation expense for stock options has been recognized because the exercise prices equal or exceed the market price of the underlying stock on the date of grant.



--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

7.  STOCK OPTIONS AND STOCK INCENTIVE PLAN
    (CONTINUED)

The fair value of the options granted in fiscal years 1997, 1998 and 1999 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      1997                  1998                  1999
                                                      ----                  ----                  ----
         Expected stock volatility                    40.0%                 70.0%                 60.0%
         Risk-free interest rate                       6.5%                  6.2%                  5.3%
         Expected lives                              5 years               5 years            4 to 5 years
         Dividend yield                                0.0%                  0.0%                  0.0%

The weighted average estimated fair value of stock options granted during fiscal 1997, 1998 and 1999 was $3.53, $10.85 and $5.51 per share, respectively. Had compensation cost for the Company's stock option and stock incentive plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                       1997          1998            1999
                                                       ----          ----            ----
Net income:                  As reported           $ 1,568,494    $ 4,585,568     $ 1,223,327
                             Proforma                1,544,000      4,502,000         958,572

Basic EPS                    As reported           $      0.45    $      1.20     $      0.29
                             Proforma                     0.44           1.18            0.23

Diluted EPS                  As reported           $      0.44    $      1.15     $      0.28
                             Proforma                     0.44           1.13            0.23

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


8.  STOCK OFFERING

On October 23, 1997, the Company issued 600,000 new shares of its common stock. The proceeds from the offering were $14,175,000 before deducting related expenses totaling $279,443. The Company used part of the proceeds to pay in full the outstanding balance of its unsecured revolving credit note with its commercial bank.




--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

9.  ACQUISITION

On February 2, 1999, the Company, through a wholly-owned subsidiary, MCC Acquisition Corp. ("MAC"), acquired Midwest Computer Cable, Inc. ("MCCI"), a commercial cabling installation firm headquartered in Des Moines, Iowa. Pursuant to the Merger Agreement, MCCI was merged with and into MAC and the separate corporate existence of MCCI ceased. Following the Merger, MAC changed its name to "Midwest Computer Cable, Inc." and will continue to conduct business as a wholly-owned subsidiary of the Company. The consideration delivered to the shareholders of MCCI in connection with the acquisition consisted of $4.4 million in cash and 500,000 common shares (without par value) of the Company valued at $3,565,000. The acquisition has been accounted for as a purchase, and the results of operations of MCCI have been included in the consolidated results of the Company from the date of acquisition. The excess of the total cost over the fair value of the net assets acquired is being amortized under the straight-line method over twenty-five years. The purchase price allocation is subject to final adjustments which management believes will not be material.

The following unaudited pro forma data summarize the results of operations for the fifty-two weeks ended March 29, 1998 and March 28, 1999 as if the acquisition took place as of the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition and reflects pro forma adjustments for amortization of goodwill on a straight-line basis over 25 years, and interest charges on the $4,734,452 of cash utilized in the acquisition. In December 1998 the shareholders of MCCI declared special one-time bonuses to three key employees in the aggregate amount of $1,369,575 payable by issuing a total of 17,823.53 shares of MCCI common stock. This bonus is not representative of the bonuses expected to be paid to those key employees subsequent to the acquisition, and therefore, the unaudited pro forma consolidated statement of income for the fifty-two weeks ended March 28, 1999 has been adjusted as if these special bonuses had not been made. Effective July 1, 1998 MCCI elected under Subchapter S of the Internal Revenue Code to have the shareholders recognize their proportionate share of MCCI's taxable income on their personal income tax returns in lieu of paying corporate income tax. Pro forma net income includes a provision for income taxes reflecting adjustments to provide for income taxes as if MCCI were included in AmeriLink's federal and state income tax returns, including the associated amortization of goodwill resulting from the acquisition which is not deductible for income tax purposes.



         PRO FORMA DATA
           (UNAUDITED)                        1998                1999
           -----------                        ----                ----

         Revenues                          $92,622,068          $72,652,772
         Net income                        $ 4,526,841          $ 1,587,358
                                           ===========          ===========

         Earnings per share:
              Basic                        $      1.05          $      0.34
                                           ===========          ===========
              Diluted                      $      1.01          $      0.33
                                           ===========          ===========

         Weighted average shares:
              Basic                          4,305,866            4,669,447
              Diluted                        4,502,089            4,759,122


These unaudited pro forma results do not purport to be indicative of the results that would have actually been obtained if MCCI had been acquired as of the beginning of the earliest period presented.




--------------------------------------------------------------------------------

                              AMERILINK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fifty-two weeks ended March 30, 1997, March 29, 1998 and March 28, 1999

--------------------------------------------------------------------------------

10. STOCK REPURCHASE PROGRAM

On September 4, 1998 the Company's Board of Directors authorized the repurchase of up to 400,000 common shares of the Company's stock in the open market or in privately negotiated transactions depending upon market conditions and other factors. The Company intends to use current cash reserves to finance the share repurchase program. Repurchased common shares will be held in the Company's treasury and used for employee benefit plans, potential acquisitions and other general corporate purposes. A total of 333,750 shares have been repurchased, 249,000 of which were re-issued in connection with the MCCI acquisition (see note 9). As of March 28,1999 there were 84,570 shares held in Treasury.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results from operations for the 52 weeks ended March 29, 1998, and March 28, 1999 (in thousands, except per share amounts).

                                                    First           Second            Third           Fourth
                                                   Quarter          Quarter          Quarter          Quarter
                                                  ---------        ---------        ---------        ----------
              Revenues:
                  Fiscal 1998                      $21,651          $21,717          $22,736          $19,542
                  Fiscal 1999                       16,649           15,759           15,669           17,134
              Gross profit:
                  Fiscal 1998                        8,302            8,338            8,791            7,599
                  Fiscal 1999                        6,482            6,041            6,252            6,924
              Income before income taxes:
                  Fiscal 1998                        2,001            2,001            2,322            1,335
                  Fiscal 1999                          717              570              536              277
              Net income:
                  Fiscal 1998                        1,181            1,212            1,389              804
                  Fiscal 1999                          444              339              321              119
              Basic EPS:
                  Fiscal 1998                      $  0.34          $  0.35          $  0.35          $  0.19
                  Fiscal 1999                      $  0.10          $  0.08          $  0.08          $  0.03
              Diluted EPS:
                  Fiscal 1998                      $  0.33          $  0.31          $  0.32          $  0.18
                  Fiscal 1999                      $  0.10          $  0.08          $  0.08          $  0.03


12. SUBSEQUENT EVENT - PLANNED TRANSACTION

On May 21, 1999, AmeriLink Corporation and Tandy Corporation ("Tandy") each announced their signing of a definitive merger agreement (the "Merger"). Under terms of the Merger, Tandy will acquire 100% of AmeriLink's common stock at an exchange ratio designed to reflect $15.60 per share of AmeriLink's stock in a tax-free exchange for Tandy stock. If the average closing price of Tandy's common shares falls below a specified amount for a twenty-day trading period ending just before the merger is completed, AmeriLink shareholders will receive $14.50 cash for every AmeriLink common share they own instead of Tandy stock. Following the merger, AmeriLink will continue its operations as a wholly owned subsidiary of Tandy. The Merger has been approved by the Board of Directors of each Company and is subject to usual and customary closing conditions, including regulatory and shareholder approval. It is currently anticipated that the transaction will close in late August 1999.





--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names and ages of the directors and executive officers of the Company as well as offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. The Board of Directors is divided into two classes of three members each. The members of the two classes are elected to serve for staggered terms of two years. There are no family relationships among the directors or executive officers of the Company.


                                                Director or Executive
         Name                      Age              Officer Since                      Position
         ----                      ---              -------------                      --------
       Larry R. Linhart             53                   1984                Chairman of the Board of Directors,
                                                                             President and Chief Executive Officer

       Joseph L. Govern             41                   1986                Senior Vice President - Operations

       Robert B. Horn               50                   1997                Vice President - Human Resources

       James W. Brittan             40                   1994                Treasurer and Vice President - Finance

       Robert L. Powelson           57                   1981                Director

       Robert D. Setzer             51                   1998                Director

       William H. Largent           43                   1994                Director

       Richard W. Rubenstein        55                   1997                Director

       George R. Manser             68                   1994                Director

         Larry R. Linhart is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Linhart has been the President, Treasurer and Chief Executive Officer of AmeriLink Corp. ("The Operating Company") since 1986 and a Director of the Operating Company since 1984. From 1984 to 1986, Mr. Linhart served as Executive Vice President and General Counsel of the Operating Company. Mr. Linhart was previously a partner in the Columbus law firm of Murphey, Young and Smith (currently, Squire, Sanders & Dempsey), which he joined in 1971.

         Joseph L. Govern is the Senior Vice President - Operations of the Corporation. Mr. Govern has been Senior Vice President - Operations of the Operating Company since 1992. From 1991 to 1992, Mr. Govern served as the Operating Company's Vice President of Finance and Director of Operations. From 1986 to 1991, Mr. Govern was the Vice President of Finance and Administration for the Operating Company. He is a Certified Public Accountant and from 1980 through 1985 was employed by Coopers & Lybrand.

         Robert B. Horn is the Vice President - Human Resources of the Corporation. Mr. Horn was hired as Vice President Human Resources in February, 1997. From 1993 to 1997, Mr. Horn was the Vice President of Human Resources of Damon's International, Inc., a 110 unit casual dining restaurant chain. From 1985 to 1993, Mr. Horn owned and operated five restaurants, co-owned and operated an international meeting planning firm and served as a management development consultant to various small companies and trade associations. From 1974 to 1985, Mr. Horn was employed by RAX Restaurants, Inc. and served as Executive Vice President - Operations.

         James W. Brittan is the Treasurer and Vice President - Finance of the Corporation. Mr. Brittan has been Treasurer and Vice President - Finance of the Operating Company since May, 1994. Mr. Brittan served as the Operating Company's Controller from 1986 to May, 1994. From 1984 to 1986, Mr. Brittan was employed by The Limited, Inc., a national fashion retailer, as Senior Accountant. Mr. Brittan is a Certified Public Accountant and from 1981 through 1984 was employed by Coopers & Lybrand.

         Robert L. Powelson was a co-founder of the Operating Company with E. Len Gibson. From 1987 to 1994, Mr. Powelson served as a consultant for the Operating Company.

         Robert D. Setzer is currently the Chairman of the Board of Directors, President and Chief Executive Officer of Capital-Plus, Inc. From 1989 to 1991 Mr. Setzer was President and a Director of Liebert Corporation.

         William H. Largent is the Senior Vice President - Operations and Chief Financial Officer of Applied Innovation, Inc. Previously Mr. Largent was the Chief Financial Officer and a Director of Metatec, Corporation from 1993 to 1997, and was President of Liebert Capital Management Corporation from 1990 to 1993.

         Richard W. Rubenstein is a Partner of Squire, Sanders & Dempsey, L.L.P. From 1992 until 1994 Mr. Rubenstein was a Partner of Schwartz, Kelm, Warren & Rubenstein.

         George R. Manser is currently Chairman of the Board of Directors of UniGlobe Travel (Capital Cities) Inc., a travel agency franchiser; Director of Corporate Finance of UniGlobe Travel USA since 1997; Advisory Director to J.C. Bradford & Co. since 1994; Director of Cardinal Health, Inc., a wholesale pharmaceutical distributor; Director of State Auto Financial Corporation, an insurance holding company; Director of Hallmark Financial Services, Inc., a nonstandard, Texas-only, auto insurer; Director of Checkfree Corporation, a business facilitating electronic commerce and prior to 1994, Chairman of North American National Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth all cash compensation paid or accrued by the Company for services rendered to the Company and its subsidiaries in all capacities during the fiscal years ended March 30, 1997, March 29, 1998 and March 28, 1999 for the chief executive officer of the Company and other executive officers (together, the "Named Executives"), whose total salary and bonus for the fiscal year ended March 29, 1998 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                          Long Term Compensation
                                                                   Annual Compensation                             Awards
                                                     ---------------------------------------------     ----------------------------
                                                                                            Other       Restricted         Stock
              Name and                Fiscal                                               Annual       Stock Award       Options
         Principal Position            Year          Salary ($)          Bonus ($)        Comp.(1)          ($)         Granted (#)
         ------------------            ----          ---------           --------         -------       -----------     ----------
         Larry R. Linhart,             1999          $ 377,145           $  14,154       $   2,400       $   -0-         200,000
         President and Chief           1998            372,673             115,229           4,750           -0-             -0-
         Executive Officer             1997            361,818             105,089           1,365           -0-             -0-

         Joseph L. Govern,             1999          $ 138,000           $   5,000       $   1,400       $   -0-           5,208
         Senior Vice President -       1998            115,000              86,250           2,980        40,435(2)          -0-
         Operations                    1997            105,000              37,991           1,718           -0-             -0-

         James W. Brittan,             1999          $  80,000           $   5,000       $   1,400       $   -0-           4,167
         Vice President -              1998             80,000              60,692           2,886           -0-           5,000
         Finance, Treasurer            1997             73,500              15,193           1,428           -0-           5,000

         Robert B. Horn,               1999          $  75,000           $   5,000       $     530       $   -0-          10,000
         Vice President -              1998             75,000              37,500             -0-           -0-           2,500
         Human Resources               1997              (3)

----------
(1) Represents the Named Executive's share of the Operating Company's contribution under the Operating Company's 401(k).

(2) Represents 2,414 restricted shares granted to Mr. Govern on May 15, 1998, as part of his fiscal 1998 bonus. The shares are subject to annual vesting of 805 shares on May 15, 1999, 805 shares on May 15, 2000, and 804 shares on May 15, 2001, contingent upon Mr. Govern's continued employment through the years then ended.

(3) Mr. Horn joined the Company in February 1997 and earned cash compensation of $11,500 during fiscal year 1997.

STOCK OPTION GRANTS IN FISCAL 1999

         The following table sets forth information regarding stock option grants to the Named Executives during the 1999 fiscal year. All options were awarded at exercise prices that equal or exceed the market price of the Corporation's stock on the date of grant.


                                                                                          Potential Realizable Value
                          Number           % of Total                                       at Assumed Annual Rates
                       of Securities     Options Granted                                  of Stock Price Appreciation
                        Underlying        to Employees      Exercise                            for Option Term
                          Options           in Fiscal         Price          Expiration         ---------------
       Name             Granted (#)           Year          ($/Share)           Date          5% ($)       10% ($)
       ----             -----------           ----          ---------           ----          ------       -------
Larry R. Linhart         50,000              13.6%         $   11.000        August 3,        151,955      335,781
                                                                                2003

                        150,000              40.7%         $   10.000        August 3,        943,342    2,390,614
                                                                                2008

Joseph L. Govern          5,208 (1)           1.4%         $   14.063        August 20,        16,508       35,701
                                                                                2002

James W. Brittan          4,167 (1)           1.1%         $   14.063        August 20,        13,208       28,565
                                                                                2002

Robert B. Horn           10,000               2.7%         $   10.000         August 3,        62,889      159,374
                                                                                2008

----------
(1) Shares became fully exercisable on May 26, 1999.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning stock options exercised during fiscal year 1999 and the value of unexercised stock options held as of March 28,1999, by the Named Executives.

                                                                                          Value of Unexercised
                         Shares                           Unexercised Options             In-The-Money Options
                        Acquired                        at Fiscal Year End (#)          at Fiscal Year End ($)(1)
      Name and             on            Value          ----------------------          -------------------------
 Principal Position   Exercise (#)   Realized ($)     Exercisable    Unexercisable     Exercisable   Unexercisable
 ------------------   ------------   ------------     -----------    -------------     -----------   -------------
Larry R. Linhart         25,000          $ -0-           215,000          210,000         $135,625       $  -0-

Joseph L. Govern           -0-             -0-            48,600           37,608          118,341        78,894

James W. Brittan           -0-             -0-            10,500           15,667             -0-           -0-

Robert B. Horn             -0-             -0-             3,500           16,500             -0-           -0-

----------
(1) Amount shown represents the difference between the fair market value of the Common Shares underlying the options based on the closing price of the Common Shares of $7.125 on March 26, 1999, the last trading day prior to the end of fiscal 1999, and the exercise price of the options.

EMPLOYMENT AGREEMENTS

         Larry R. Linhart. Larry R. Linhart has entered into an employment agreement with the Corporation pursuant to which he has agreed to serve as Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation. In August 1998 the Company amended the existing employment agreement and extended Mr. Linhart's employment through March 31, 2008. Mr. Linhart receives a base annual salary, subject to annual cost of living adjustments, which for fiscal 1999 was $377,145. Mr. Linhart also receives incentive compensation based upon the operating results of the Company which may be payable in a combination of cash, deferred compensation, and restricted stock. Mr. Linhart received cash incentive compensation for fiscal 1999 in the amount of $14,154.

         In the event Mr. Linhart's employment is terminated for cause, the Corporation will pay Mr. Linhart the compensation (including a pro rata share of any incentive compensation) and benefits due under his employment agreement through the date of such termination. In the event Mr. Linhart's employment is terminated by the Corporation other than for cause, disability or death, or if Mr. Linhart voluntarily terminates his employment with the Corporation for good reason, all restricted stock held will be deemed fully vested, and all incentive bonus compensation remaining unpaid shall be payable in cash.

         Pursuant to the August 1998 amendment to Mr. Linhart's employment agreement, the Corporation granted to Mr. Linhart the right to purchase 200,000 Common Shares subject to the terms and conditions of the Corporation's 1994 Stock Incentive Plan. Mr. Linhart was granted 50,000 Incentive Stock Options at a price equal to 110% of the fair market value on the day of the grant ($11.00 per share) and 150,000 non-qualified Options equal to the fair market value at the time of grant. The Incentive Stock Options expire five years from the date of grant and the non-qualified Options expire ten years from the date of grant. All options vest and become exercisable ratably over the four successive years following the grant date.

         Joseph L. Govern. The Operating Company and Joseph L. Govern are parties to an employment agreement pursuant to which Mr. Govern is serving as Senior Vice President - Operations of the Operating Company. The employment agreement renews every two years and may be terminated by the Operating Company for cause or in the event of Mr. Govern's disability. In the event the Corporation terminates Mr. Govern's employment other than for cause (as defined in the agreement), the Corporation will be obligated to pay Mr. Govern his base salary over the remaining term of his employment. Mr. Govern's employment agreement contains certain non-competition and non-solicitation provisions, which prohibit him from competing with the Operating Company during his employment and for a period of three years after termination of his employment. Mr. Govern's salary for fiscal 1999 was $138,000. With respect to fiscal 1999, Mr. Govern was eligible to receive a bonus, payable in cash and restricted stock, based upon the operating profitability of the Company. Mr. Govern received cash incentive compensation for fiscal 1999 in the amount of $5,000.

COMPENSATION OF DIRECTORS

         In connection with the consummation of the Corporation's initial public offering of its Common Shares in fiscal 1995, the Corporation, pursuant to its 1994 Stock Incentive Plan, granted to each non-employee Director an option to purchase 1,875 Common Shares at $8.00 per share. Under the original provisions of The Corporation's 1994 Stock Incentive Plan, the Corporation granted to each non-employee Director on the date of each year's annual meeting of shareholders an option to purchase that number of Common Shares equal to the lesser of (i) 2,500, and (ii) the quotient derived from dividing $15,000 by the fair market value of one Common Share on the date the option is granted. Each option vests or will vest over a four-year period and has or will have an exercise price equal to the market price at the time of grant. In accordance with the amendments to the 1994 Stock Incentive Plan, the Corporation granted to each non-employee Director on August 3, 1998 options to purchase 2,000 Common Shares. In addition, on February 4, 1997, the Corporation granted 1,500 Common Shares each to William H. Largent and George R. Manser (or a total of 3,000 Common Shares), as awards of restricted stock, subject to the condition that such restricted stock awards shall each become exercisable as to 500 Common Shares on each of the next three anniversaries of the grant date, except that if the grantee shall cease to be a Director at any time, any unvested portion of such restricted stock awards shall be subject to forfeiture, and subject to certain other terms and conditions contained in certain Restricted Stock Award Agreements between the Corporation and each such grantee. Non-employee Directors also receive reimbursement for travel expenses incurred in connection with attending meetings. Directors who are employees do not receive any separate compensation for their services as Directors. The

Corporation has agreed to provide health insurance benefits to Messrs. Powelson and Gibson on the same terms as provided to all other participants in the Corporation's health care plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Linhart is Chairman of the Board of Directors, President and Chief Executive Officer of the Corporation and Mr. Powelson is Secretary of the Corporation. Mr. Manser is not an officer or employee of the Corporation. Mr. Linhart has and intends to continue to abstain from participating in any actions of the Compensation Committee affecting his compensation. Mr. Powelson is not compensated for his services as Secretary of the Corporation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of Common Shares as of May 25, 1999, by each person known by the Corporation to own beneficially more than five percent of the Corporation's outstanding Common Shares, by each Nominee and Continuing Director, by each executive officer named in the Summary Compensation table contained in "Executive Compensation," and by all Directors and executive officers as a group. As of May 25, 1999, there were 4,427,874 Common Shares issued and outstanding (net of 106,470 Common shares held in treasury) and an aggregate of 382,377 Common Shares subject to options exercisable within 60 days thereafter. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him.

                                                                                Percent of Shares
               Name of                      Shares Beneficially                   Beneficially
          Beneficial Owner                 Owned at May 18, 1999                      Owned
          ----------------                 ---------------------                      -----
          Larry R. Linhart                         638,808  (1)                       13.8%

         Robert L. Powelson                        760,631  (2)                       17.2%

            E. Len Gibson                          616,871  (3)                       13.9%

          Joseph L. Govern                          64,322  (4)                        1.4%

          James W. Brittan                          14,667  (5)                         *

           Robert B. Horn                           12,500  (6)                         *

         William H. Largent                          7,945  (2)                         *

     Richard W. Rubenstein, Esq.                       396  (7)                         *

          Robert D. Setzer                            -0-                               *

          George R. Manser                          14,065  (2)                         *

     All Directors and Executive                 2,130,205  (1)(2)(3)                 46.3%
  Officers as a group (10 Persons)                          (4)(5)(6)(7)

----------
*    Represents less than 1%.

(1) Share amount shown includes the following exercisable options to purchase 215,000 Common Shares: (i) exercisable options to purchase 175,000 Common Shares pursuant to the 1991 Options and (ii) exercisable options to purchase 40,000 Common Shares, representing 80% of the 50,000 Common Shares subject to the options granted in fiscal 1995 to Mr. Linhart pursuant to his employment agreement. See "Executive Compensation -- Aggregated Option Exercises and Fiscal Year-End Option Value Table" and "Executive Compensation -- Employment Agreements."

(2) Share amount shown includes exercisable options to purchase 4,445 Common Shares, representing the exercisable portion of the 8,469 Common Shares subject to options granted to each non-employee Director of the Corporation. See "Compensation of Directors."

(3) Share amount shown includes exercisable options to purchase 5,685 Common Shares. In conjunction with Mr. Gibson's decision not to stand for re-election, the Board elected to vest 100% of Mr. Gibson's options granted through 1996 in consideration of his past services to the Company, and to forfeit the 784 shares granted in August 1997.

(4) Share amount shown amount shown includes (1) 2,414 shares of restricted stock, granted as part of Mr. Govern's fiscal year 1998 bonus (2) exercisable options to purchase 56,700 Common Shares, representing 70% of the 81,000 Common Shares subject to the options granted in fiscal 1995, and
     (3) exercisable options to purchase 5,208 Common Shares granted in fiscal 1999. See "Executive Compensation - Aggregated Option Exercises and Fiscal Year-End Option Value Table" and "Executive Compensation - Employment Agreements".

(5) Share amount shown includes exercisable options to purchase 10,500 Common Shares, representing the exercisable portion of the 26,167 Common Shares subject to options granted to Mr. Brittan. See "Executive Compensation -- Aggregated Option Exercises and Fiscal Year-End Option Value Table".

(6)  Share amount shown includes (1) 2,000 shares owned by family members and
     (2) exercisable options to purchase 3,500 Common Shares, representing the exercisable portion of the 20,000 Common Shares subject to options granted to Mr. Horn. See "Executive Compensation -- Aggregated Option Exercises and Fiscal Year-End Option Value Table".

(7) Share amount shown includes exercisable options to purchase 196 Common Shares, representing the exercisable portion of 2,784 Common Shares subject to options. See "Compensation of Directors."


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not Applicable

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a) (1) FINANCIAL STATEMENTS.

         The following consolidated financial statements and notes of the Company, together with the report thereon of Ernst & Young LLP, appear in this Form 10-K:

         Report of Independent Auditors
         Consolidated Balance Sheets as of March 29, 1998, and March 28, 1999 Consolidated Statements of Income for the 52 weeks ended March 30,
            1997, March 29, 1998, and March 28, 1999
         Consolidated Statements of Changes in Shareholders' Equity for the 52
            weeks ended March 30, 1997, March 29, 1998, and March 28, 1999
         Consolidated Statements of Cash Flows for the 52 weeks ended March 30,
            1997, March 29, 1998, and March 28, 1999
         Notes to Consolidated Financial Statements

     (a) (2) FINANCIAL STATEMENT SCHEDULES.

         All schedules have been omitted because they are either not applicable, not required, or the required information is provided in the financial statements or notes thereto.

     (a) (3) SEE INDEX TO EXHIBITS ON PAGE 46

     (b) REPORTS ON FORM 8-K.

         On April 13, 1999 the Company filed a current report on Form 8-K reporting under Item 2, Acquisition or Disposition of Assets, that on February 2, 1999, the Company, through a wholly-owned subsidiary, acquired Midwest Computer Cable, Inc. ,a commercial cabling installation firm headquartered in Des Moines, Iowa.

                                INDEX TO EXHIBITS


     EXHIBIT NO.                         DESCRIPTION
     -----------                         -----------
       2.1 Agreement and Plan of Merger, dated February 2, 1999, among Larry Kendall, Dayton Kendall, Linda Kendall, Midwest Computer Cable, Inc., AmeriLink Corporation and MCC Acquisition Corp., a wholly-owned subsidiary of AmeriLink Corporation, incorporated by reference herein to Exhibit 2 to the Company's December 27, 1998 quarterly report Form 10-Q dated February 2, 1999 which was filed on February 9, 1999.

       3.1                 Amended Articles of Incorporation.*

       3.2                 Code of Regulations.*

       4.1                 Specimen Certificate for Common Shares.*

       4.2 Bank Loan Agreement and Promissory Note dated April 5, 1999 between AmeriLink Corporation and KeyBank National Association **

       10.1 Form of 1994 Stock Incentive Plan (incorporated by reference herein to the registrant's registration statement on form S-1 file no. 33-79832 and to Exhibit A to the registrant's 1998 Proxy Statement dated July 6, 1998 which was filed on July 7, 1998).

       10.2                Executive Employment Agreement between Larry R.
                           Linhart and Registrant including amendments **

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

       10.12 Employment Agreement of Larry Kendall, dated February 2, 1999 incorporated by reference herein to Exhibit 10 to the Company's December 27, 1998 quarterly report Form 10-Q dated February 2, 1999 which was filed on February 9, 1999

       11.1 Incorporated by reference to Page 30 of the 1999 Financial Statements beginning on page 22 herein.

       21.1                Subsidiaries of the registrant.**

       23.1                Consent of Ernst & Young LLP.**

       27.1                Financial Data Schedule. **

* Incorporated by reference from the registrant's registration statement on form S-1, file no. 33-79832.

**   Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  June 1, 1999                              AMERILINK CORPORATION

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


          Signature                                Title                                      Date
          ---------                                -----                                      ----
/s/ Larry R. Linhart                Chairman of the Board, President and                June 1, 1999
---------------------------         and Chief Executive Officer (Principal
Larry R. Linhart                    Executive Officer)


/s/ James W. Brittan                Treasurer and Vice President Finance                June 1, 1999
---------------------------         (Principal Financial and Accounting
James W. Brittan                    Officer)


/s/ Robert Powelson                 Secretary and Director                              June 1, 1999
---------------------------
Robert Powelson


/s/ William H. Largent              Director                                            June 1, 1999
---------------------------
William H. Largent


/s/ Richard W. Rubenstein           Director                                            June 1, 1999
---------------------------
Richard W. Rubenstein